Form 10-K
period 2004-12-31
Propex Fabrics Inc.
filed 2005-04-14
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 333-122829

Propex Fabrics Inc.

(Exact name of registrant as specified in its charter)

Delaware	2221	36-2692811
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

260 The Bluffs, Austell, Georgia 30168

(Address of Principal Executive Offices)

(770) 941-1711

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b2).    Yes  ☐    No  ☒

The Registrant is a wholly owned subsidiary of Propex Fabrics Holdings Inc., and there is no public market for the Registrant’s common stock.

Number of shares of common stock outstanding at March 30, 2005: 100 shares

Propex Fabrics Inc.

Table of Contents to Form 10-K

For the Year Ended December 31, 2004

GLOSSARY

The following are definitions of certain terms commonly used in the polypropylene synthetic fabrics industry and this annual report.

“Backing” refers to a reinforcing material for the back layer of carpet.

“Broadloom” refers to a carpet woven on a wide loom to mitigate the need for seams.

“FIBCs” means flexible intermediate bulk containers.

“Fiber” is a unit of matter, synthetic or natural, that forms the basic element of fabrics and other textile structures. Fiber is characterized by a very high ratio of length-to-width. Fiber is typically twisted together to make spun yarn or formed into a batt and bonded to make nonwoven fabric.

“Jute” is a natural fiber used for sacking burlap and twine and as a backing for tufted carpeting.

“Nonwoven” means a fabric consisting of an assembly of textile fibers, oriented in one direction or in a random manner, held together by mechanical interlocking; by fusing of thermoplastic fibers; or by bonding with a rubber, starch, glue, casein, latex, or a cellulose derivative or synthetic resin.

“Polypropylene” is a thermoplastic compound obtained by the polymerization of propylene. The catalysts used in polymerization determine the stereochemical structure of the polymer, yielding a wide product range with highly diverse applications. Polypropylene is a primary component of our woven and nonwoven fabrics and is typically supplied in the form of solid pellets.

“Primary backing” is a woven or nonwoven fabric through which yarn is inserted by tufting needles. Primary backing allows for positioning of the tufts and holds the tufts in place during processing prior to the application of the secondary backing.

“Secondary backing” is a woven or nonwoven fabric reinforcement that is laminated to the back of the carpet to enhance dimensional stability, strength, stretch resistance and stiffness.

“Tufted” means a method of manufacturing carpet. Tufts of fiber are inserted through a carpet backing to create a pile of cut and/or loop ends. Tufts of pile yarn are created by inserting the yarn through primary backing with a needle, forming a loop, then removing the needle. The tufts can then be either cut to form two ends or left as loops.

“Woven” means a fabric which is constructed by weaving interlacing threads or strips of material or other elements into a whole.

PART I

Forward-Looking Statements

This document contains forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management, based on information currently available to management. Forward-looking statements are those that do not relate strictly to historical or current facts, and can be identified by the use of the future tense or other forward-looking words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “should,” “may,” “objective,” “projection,” “forecast,” “management believes,” “continue,” “strategy,” “position” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in building construction and remodeling that affect the demand for carpet;

•	our reliance on a small number of key customers;

•	our reliance on a relatively small number of polypropylene suppliers;

•	additional costs necessary to operate as a stand-alone entity;

•	changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	the ability to achieve cost savings and revenue growth;

•	interest rates; and

•	other factors affecting business plans, including the timing and success of business development efforts.

You are cautioned not to put undue reliance on any forward-looking statements, and we undertake no obligation to update those statements.

Item 1. BUSINESS

Prior to December 1, 2004, we were owned by BP p.l.c. and operated under the name of Amoco Fabrics and Fibers Company in the U.S. and other names in our international locations (hereafter referred to as the “Predecessor” company during the periods prior to December 1, 2004). We were acquired by an investor group that includes the investment entities affiliated with The Sterling Group, L.P., Genstar Capital, L.P., and Laminar Direct Capital, L.P., which we refer to collectively as the “sponsors,” BNP Paribas Private Capital Group, through Paribas North America Inc., certain members of our senior management and certain other investors on December 1, 2004, and became a stand-alone company operating under the name Propex Fabrics Inc. (hereafter referred to as the “Successor” company during the subsequent period beginning on December 1, 2004).

Throughout the body of this 10-K filing, words such as “we,” “our,” and “us” are used in reference to both the Predecessor and Successor.

Our Company

We are the world’s largest producer of primary and secondary carpet backing, and a leading manufacturer and marketer of polypropylene-based synthetic fabrics used in a variety of other industrial applications. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute carpet backing, as well as the development of woven and nonwoven fabrics for other applications. We have been engaged in the textile industry since 1884.

For year ended December 31, 2004, we sold 2.8 billion square yards of fabric on a global basis, generating total revenues of $609.6 million.

We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. In North America, our largest region, our operations are divided into two product segments: furnishings and industrial fabrics. Our Europe and Brazil regions operate as geographic segments.

We primarily sell our products to leading carpet manufacturers, well-known furniture and bedding manufacturers and distributors of industrial fabrics. We market our products under a variety of brands, including Polybac® and Actionbac®, and we believe that many of our products are among the most recognized in the industry and are highly respected for their quality and performance. We have excellent relationships with our over 300 customers, and we have served many of our key customers for over 30 years.

Our Strategy

We seek to increase revenues and cash flows by continuing to be the preferred supplier in our furnishings segment, particularly as a supplier of primary and secondary carpet backing in North America and Europe, while also growing sales in industrial fabrics across our various geographic regions, particularly Brazil.

Capitalize on favorable growth dynamics. We anticipate continued strength in new sales and remodeling of residential and commercial properties across the U.S. housing and commercial construction industries. We expect this to translate into growth in demand for carpet backings. In addition, we believe that relative to traditional building products, our geotextile products are cost-effective and enhance performance in civil engineering projects, and that these synthetic fabrics will continue to displace and supplement traditional construction materials.

Maintain low cost position. We believe our extensive industry experience in furnishings, particularly in carpet backing, and the locations of our manufacturing facilities provide us with a low cost position. We intend to pursue selected opportunities to reduce our cost base by expanding our operations in low cost areas, such as Hungary and Brazil.

Expand our operations in regions with favorable growth dynamics. Our international presence, manufacturing advantage and broad product offering provide us with a competitive advantage across our markets. We believe there is a significant opportunity to increase Brazilian sales by adding additional capacity. Within the European secondary carpet backing business, we see opportunities to increase sales to our existing customers, due to our low cost manufacturing advantage.

Develop new products. We are committed to developing new products that improve upon our existing sales and generate new sources of revenue and profitability. We also intend to focus our efforts on supporting customers in key applications. As an example, we developed LOCBAC XP® for leading carpet manufacturer Mohawk Industries, Inc., a carpet backing product which is featured on Mohawk’s fashion brands such as Karastan® and Customweave®.

Our Products

We manufacture synthetic yarn and fibers, which we use to produce our products for specific applications for our two primary product segments: furnishings and industrial fabrics.

Furnishings

Carpet backing:

Carpet backing is our largest product category. We produce both primary and secondary carpet backing in all of our geographic locations. Primary carpet backing is a tightly woven synthetic fabric into which carpet face fibers are tufted in the manufacture of broadloom floor coverings. Secondary carpet backing forms the base of a carpet and is an open-weave fabric that is adhered to the back of tufted broadloom to ensure both carpet integrity and dimensional stability.

Primary and secondary carpet backing are key components in the manufacturing of carpet and represent approximately 5.7% of the cost to produce carpeting. To meet the needs of our customers, we have a strong track record of successfully commercializing premium carpet backings. Polybac® is the leading synthetic primary backing in the industry and is the most recognized product by our customers. It is a highly durable synthetic woven product with moisture and mildew resistance not present in natural fiber alternatives. The majority of our primary carpet backing product revenues result from sales of the following three product lines: Polybac® fabric, Polybac® Guideline fabric and Polybac® FLW. Polybac® Guideline provides a visual guideline that allows carpet manufacturers to monitor straightness during the manufacturing process. Our customers’ demand for this product has increased steadily since its introduction in 2000. Our Polybac® FLW and Polybac® CLW are designed with a layer of nylon fiber that is dyed with the carpet. We developed this multi-layered product to provide additional bulk, allowing carpet manufacturers to improve their cost structure by using less face yarn.

Our secondary carpet backing products primarily consist of a range of woven Actionbac® fabrics, along with a number of specialty higher value-added secondary fabrics, such as Raschel™ knitted secondary backing sold in Europe. Actionbac® fabrics are the industry standard in secondary backing, known in our industry for stability over the life of the carpet. We are the sole provider of the LOCBAC XP® carpet-backing product, which we developed for leading carpet manufacturer Mohawk Industries, Inc. and which is exclusive to Mohawk.

Furniture and bedding:

Our furniture and bedding line of products is sold primarily in North America. We offer a broad line of synthetic fabric products used primarily in the internal construction of furniture and bedding. Our polypropylene fabrics are tough with lightweight materials utilized as internal construction fabrics in bedding, upholstered furniture and automotive seating. We sell fabrics directly to bedding manufacturers and customers who convert our bulk products to the many different widths, shapes and roll lengths required by their customers.

Industrial Fabrics

Geotextiles:

Our geotextile fabrics are tough, versatile materials that lower the cost, enhance the performance and extend the life of civil engineering projects, with end use applications such as road construction, erosion control, drainage and soil reinforcement. We have a broad range of woven and nonwoven polypropylene geotextile products that meet the specifications for application and design of our customers. The proven chemical stability of polypropylene is a key reason for the widespread use of these fabrics. Woven and nonwoven geotextiles are utilized in drainage channels, shorelines, silt fences, and bridge and pier protection systems to prevent subgrade soil erosion and extend the life of these structures.

Our geotextile fabrics are also used in transportation and construction applications, including paving, reinforcement and stabilization. Geotextiles provide consistent and continuous filtering, reduced excavation, reduced environmental impact, simplified, higher quality construction, and a substantial reduction in material costs compared to traditional soil filters. In paving applications, nonwoven specialty paving fabrics, such as our Petromat® paving fabric, and repair membranes are engineered to reduce water infiltration and reflective cracking, thereby saving on costly repaving cycles and extending the life of paved surfaces. In reinforcement applications, geotextiles are utilized as reinforcement in soil wall and slope systems. In stabilization applications, which represent the largest geotextile application, geotextiles are utilized to separate the aggregate base from subgrade soils in roadway and railroad construction. In this application, geotextiles can increase the effective bearing strength of low-strength subgrade soils.

Our geotextile fabrics are sold primarily in North America and Europe.

Packaging and protective coverings:

From North America and Brazil, we sell a wide variety of other industrial synthetic fabrics including protective covers, FIBCs, cotton and synthetic fiber bale covers and other agricultural applications. We market industrial fabrics for the following applications:

•	Protective coverings, which act as an air vapor and moisture barrier in several applications, such as paper wrap for lumber and steel sheet storage and transportation, insulating housewrap and mobile home underlay for vapor protection and insulation purposes;

•	FIBCs, which are large, woven one to two ton bulk bags utilized for storage and transportation of granular or powdered materials, such as food, pharmaceuticals, minerals and chemicals;

•	Bale wraps, which are utilized to wrap and package large bales of cotton or synthetic fibers; and

•	Agricultural fabrics, which are used in shipping sacks for produce, crop and livestock shading and growing ornamental plants.

Our Markets

North America

In North America, as in all of the geographic regions we serve, we manufacture and produce polypropylene synthetic fabrics. We primarily sell our products to leading carpet manufacturers, well known furniture and bedding manufacturers and distributors of industrial fabrics. Our 2004 sales of $477.6 million to North American carpet backing, furniture and bedding and other industrial customers accounted for 78.3% of our total worldwide sales.

Furnishings

Carpet backing.

Carpet and carpet backing are part of the broader floor covering industry, which includes carpets and rugs, hardwood floors, ceramic floor and wall tiles, vinyl sheet and floor tile, rubber floor coverings and laminate floorings. Carpet represents the largest product in the overall floor covering market, accounting for approximately 68% of U.S. floor covering sales in 2003. Because of the importance of carpet backing in the production of carpet, the demand for carpet backing is closely linked to the demand for carpet. We sell our products for residential and commercial applications, which we estimate account for approximately 75% and 25% of the North American carpet backing volume demand, respectively.

Carpet sales are driven by the factors that influence the broader market for floor coverings. Floor covering demand is driven largely by home remodeling expenditures, which are frequently related to existing home sales, new housing starts and commercial property construction. These demand drivers are influenced by interest rates, consumer and business income growth and consumer confidence. While carpeting lost some ground to other floor covering products throughout the 1990’s, this trend has slowed recently. We believe carpeting should continue to perform well relative to other types of floor coverings due to carpet manufacturers’ commitment to utilizing new innovative patterns, designs and textures.

The carpet backing business differs regionally. Tufted carpet and rugs account for approximately 90% of all carpets and rugs manufactured in North America and approximately 60% in Europe. Virtually all tufted carpet and rugs utilize primary carpet backing. Secondary carpet backing is used in over 86% of tufted carpet and rugs in North America. Woven synthetic materials account for over 90% of all carpet backing sold in North America and approximately 77% in Europe. A wider range of materials is used in secondary carpet backing than in primary carpet backing. For example, woven synthetic fabrics are used in approximately 41% of all European secondary carpet backing.

We believe we are the largest provider of carpet backing in each of our regions.

Furniture and bedding. We manufacture a variety of needle punched, nonwoven internal construction fabrics for use in furniture and bedding applications in North America. In 2004, approximately 65% of our sales to furniture and bedding customers were attributable to bedding products and 35% to furniture products.

The principal macroeconomic factors influencing furniture and bedding sales are housing turnover, the directional movement of consumer confidence expectations and personal income levels. Despite the beneficial trend in home sales, other factors have adversely impacted furniture sales. Due largely to poor consumer economic confidence, limited discretionary expenditures and the increase of foreign imports into the U.S. furniture market, domestic furniture factory shipments in the United States have decreased at an average rate of 3% per year since 2000.

We believe we are the largest supplier of furniture and bedding construction fabrics in North America.

Industrial fabrics

Geotextiles. We sell geotextile fabrics for civil engineering projects, road construction and landfill applications. Demand for woven and nonwoven polypropylene fabrics utilized in geotextile applications has increased over the past decade. A portion of this growth has come from the continued development of new applications for these products. We believe that demand for geotextiles will continue to grow at rates in excess of GDP driven by expected growth in civil construction activity and increased penetration of geotextiles due to their project life cycle cost advantages, as well as environmental regulations related to improving stormwater management and other drainage enhancements.

We believe we are one of the largest providers of geotextile fabrics in North America.

Packaging and protective coverings. We sell our synthetic fabrics to customers for use in various packaging and protective covering applications. We expect continued growth in the sales of our higher-end products, such as our specialty FIBCs. We believe demand for protective covering products will grow steadily with the U.S. economy as the construction industry continues to learn more about the benefits and applications of these synthetic fabrics.

Europe

In Europe our synthetic fabric is sold primarily to two groups of customers, carpet manufacturers and consumers of geotextiles. Our $93.0 million of sales from Europe accounted for 15.3% of our global sales in 2004.

Carpet backing. Tufted carpeting sales in Western Europe have declined steadily since 1999 due to a weakening economy and consumer preference. However, we believe tufted carpeting has started to regain share in floor coverings as the carpeting industry as a whole has focused on promoting the advantages of tufted carpets, including the added comfort, warmth, design and even safety. We believe there are growth opportunities in Eastern Europe and other countries of the former Soviet Union as these economies develop.

In Europe, alternative secondary backings, such as foam, jute and felt, are sometimes utilized to provide cushioning; however, we believe polypropylene secondary carpet backing offers several advantages such as ease of removal/replacement and enabling faster carpet manufacturing speeds than with natural jute fibers.

We believe we are the leading supplier of carpet backing within Western Europe.

Geotextiles. Use of woven geotextiles in Europe has been roughly flat over the last five years. Similar to the geotextile industry in the United States, there are significant opportunities for increased penetration of these products in the construction industry. We believe we are the leading supplier for the geotextile applications we serve.

Brazil

In Brazil, we manufacture the same types of synthetic fabric products as in our other regions, but the end uses are more diversified. The majority of our products sold in Brazil serve needs in various industrial applications including shipping, packaging and agricultural uses. Our $39.0 million of sales from Brazil accounted for 6.4% of our global sales in 2004.

Due to the growth of agricultural and industrial business in Brazil, we are experiencing strong demand for our industrial fabrics. For example, our fabric is used to make one to two-ton FIBCs, which are replacing smaller sacks and containers. We expect that this product replacement will continue to drive significant growth for our industrial fabrics for the foreseeable future.

Due to regional preference differences, carpeting is much less common in Brazil than in the other parts of the world in which we market our fabrics. We believe we are currently the only domestic producer of carpet backing in the southern portion of South America.

Sales, Marketing and Distribution

As a global producer of synthetic fabrics, we market, sell and distribute all of our products to a broad range of customers. To address the needs of our diverse customer base, we employ a range of marketing, sales and distribution approaches. We believe our multiple marketing, sales and distribution approaches allow us to maximize our ability to serve our diverse customers.

We have three direct sales forces to serve the needs of our carpet backing customers. Our North American sales force is located primarily in Dalton, Georgia, our European sales force is located in Gronau, Germany and our Brazilian sales force is located in Curitiba, Brazil. Each sales force is located near major carpet manufacturing regions in North America and Europe, respectively. In North America, our sales force leverages our long-term relationships to work collaboratively with our carpet backing customers. Our sales people work with our customers at their sites to meet their needs as they evolve, including developing new carpet backing products in conjunction with our customers.

We sell our furniture and bedding fabrics directly to manufacturers of mattresses and upholstered furniture components. We have developed a strategy of aligning our sales and distribution efforts with key customers that are leaders in their respective fields. We work closely with key customers to develop new products and applications to enable them to meet new safety regulations for their products.

We sell our geotextiles primarily to distributors in both North America and Europe. In North America, we have a network of regional distributors and two primary resellers. In Europe, we typically work with one distributor in each country in which we sell our products.

Customers

We derive a significant amount of our revenues from a relatively small number of primary customers. Our top ten customers accounted for 50.3% of our total revenues in 2004. Of those top ten customers, nine were North American customers and six were carpet backing customers.

Our top two customers collectively represented 31.7% of our total sales in 2004. We have been supplying carpet backing to these customers for over 30 years.

We sell most of our furniture and bedding products to two primary customers. We have long-standing relationships with these two key customers, developed over the last 25 years.

Our top ten customers in Europe accounted for 41.4% of our European sales in 2004.

Our top ten customers in Brazil accounted for 58.7% of our Brazilian sales in 2004.

Competition

We believe we are either the largest or a leading producer of our primary products, and we are the only multinational producer of our products. In North America, we compete with a variety of industrial fabric producers, although only one other North American manufacturer offers a variety of products comparable to ours. We compete with a number of other local and regional fabrics producers in other countries.

Raw Materials

Polypropylene, a product of the petrochemical industry, is the base material in all of our products. The cost of manufacturing our products is highly dependent upon polypropylene prices. Generally, we have been able to pass through raw material price increases to our furnishings customers. However, unlike furnishings, it has been more difficult to pass through raw material price fluctuations to customers for our industrial products. During 2004, U.S. polypropylene prices increased by approximately 33%, to some of the highest levels in 25 years.

Major Suppliers

Polypropylene resin for our manufacturing process is supplied primarily by six vendors. Over the last two years, we have transitioned from purchasing most of our required resin from a single source, BP, to now purchasing from six vendors, including BP. We have renewable multi-year contracts. The minimum and maximum volume requirements in all of our contracts correlate to our forecasted polypropylene needs, helping to ensure security of polypropylene supply.

Patents and Trademarks

We own or license several United States and foreign patents and have several patent applications currently under file with the United States and foreign patent offices. We have patented positions used in the manufacture of Matrix® and Locbac® carpet backing. We also have several registered trademarks that are well recognized by the customers we serve, such as Polybac® and Actionbac® in carpet backing, Petromat® and Petrotac® in geotextiles, and Duon® in furniture fabrics.

Regulations and Environmental Matters

Our business operations, and our ownership and operation of real property, are subject to a broad range of federal, state, local and foreign environmental, health and safety laws and regulations pertaining to the release, emission and discharge of substances, the remediation of contaminated soil and groundwater, the handling and disposition of wastes, the safety and health of employees, or otherwise relating to pollution, preservation, remediation and protection of the environment, natural resources and human health and safety. To address these detailed and increasingly complex requirements, we have developed and integrated a Health, Safety and Environmental Management System that includes periodic reviews of policies, practices, operations and compliance at our manufacturing facilities, as well as procedures to take corrective or preventive action where necessary. We believe that we are currently in material compliance with these laws and regulations, and capital expenditures relating to environmental matters during 2003 and 2004 were not material.

The nature of our current and historical operations and ownership and operation of property also expose us to the risk of claims with respect to such laws and regulations, as well as claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, and there can be no assurance that material costs or liabilities will not be incurred in the future as a result of such claims. For example, we are subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or “CERCLA,” which may impose strict, joint and several liability retroactively on past and present owners or operators of facilities at, from or to which a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. We are currently alleged to be a responsible party at the Old Hazlehurst Solid Waste Disposal Site, the Old City Landfill, the Decatur County Landfill and the ITL/Cook Site. Pursuant to the terms of the stock purchase agreement with BP p.l.c., we have been indemnified by BP Amoco Chemical Holding Company for environmental liabilities arising from these sites, and for off-site disposal liabilities arising from activities or businesses conducted prior to the closing of the acquisition.

We do not currently anticipate any material adverse effect on our operations, financial condition, capital expenditures or competitive position as a result of our efforts to comply with environmental, health and safety requirements. Nevertheless, our business inherently has some risk of environmental liability, and we could become subject to material environmental claims in the future. Further, future actions by federal, state, local and foreign governments concerning environmental matters could result in new laws or regulations, changes to existing laws or regulations, new interpretations of existing laws or regulations, or more vigorous enforcement that could materially increase the cost of compliance, cleanup or production activities or otherwise adversely affect demand for our products.

Employees and Labor Relations

As of December 31, 2004, we had 3,736 employees, of whom 2,671 were located in North America, 741 in Europe and 324 in Brazil. 592 of our employees are salaried, and the remainder is hourly. All of our operators and some of our professional employees located in Germany, Mexico, Brazil, and Hungary are subject to collective bargaining agreements.

We are currently conducting negotiations with the German Works Council in an attempt to obtain a more favorable labor agreement, however, it is too early to predict the outcome of these negotiations.

Item 2. PROPERTIES

We conduct manufacturing, distribution, and administrative activities in eleven owned and two leased facilities. We operate ten North American facilities and three abroad. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our properties in use as of December 31, 2004 is summarized in the following table:

Location	Primary Use	Owned / Leased
North America
Austell, GA	Corporate Headquarters	Owned
Bainbridge, GA	Manufacturing / Distribution	Owned
Dalton, GA	Distribution	Owned
Hazlehurst, GA	Manufacturing / Distribution	Owned
Nashville, GA	Manufacturing / Distribution	Owned
Santa Fe Springs, CA	Distribution	Leased
Seneca, SC	Manufacturing / Distribution	Owned
Roanoke, AL *	Manufacturing / Distribution	Owned
Point Claire, Quebec, Canada	Distribution	Leased
Matehuala, Mexico	Manufacturing / Distribution	Owned

Europe
Gronau, Germany	Manufacturing / Distribution	Owned
Gyor, Hungary	Manufacturing / Distribution	Owned

Brazil
Curitiba, Brazil	Manufacturing / Distribution	Owned

*	- In December 2004, we exercised our option to repurchase for $1,000 this site’s land and buildings, which had been subject to a sale / leaseback arrangement. Subsequently, in January 2005, we made the repurchase payment and became the owner of this site’s land and buildings.

Item 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and legal proceedings that we consider generally to be a part of the ordinary course of business. While no assurance can be given, we believe that, taking into account the indemnification by BP Amoco Chemical Holding Company, as discussed below and under “Item 1. Business-Regulations and Environmental Matters,” and current insurance coverage, none of the litigation or legal proceedings in which we are currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

We are subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects of the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by us or other parties.

Environmental remediation liabilities amounted to $0.9 million at December 31, 2003. This liability was nil at December 31, 2004 due to indemnification from BP as part of the stock purchase agreement. These liabilities are included within “Other non-current liabilities” in the balance sheet.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the 2004 calendar year.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly owned subsidiary of Propex Fabrics Holdings Inc., and there is no public market for our common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a detail of the ownership of our parent’s common equity.

No dividends were declared in 2004, and we did not repurchase any common stock in 2004.

Item 6. SELECTED FINANCIAL DATA

The selected historical consolidated financial information presented below as of and for the one month ended December 31, 2004 is derived from the audited consolidated financial statements of Propex Fabrics Inc. (“Successor”). The selected historical combined financial information presented below as of and for each of the years ended December 31, 2001, 2002, 2003 and for the eleven months ended November 30, 2004 is derived from the audited combined financial statements of the Predecessor company. The selected historical combined financial information presented below for the year ended December 31, 2000 is derived from the historical unaudited combined financial statements of the Predecessor. In the opinion of our management, the unaudited historical combined financial statements include all adjustments necessary for a fair presentation of our financial position and results of operations for such periods. The information presented below should be read in conjunction with “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined and consolidated financial statements and the related notes to those financial statements included under “Item 8. Financial Statements and Supplementary Data.”

Because Propex Fabrics Inc. is a wholly owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings/loss per common share data is excluded from the following presentation of selected financial data.

	Predecessor					Successor	Combined Predecessor / Successor
	Year Ended December 31,				Eleven months ended November 30,	One month ended December 31,	Year Ended December 31,
	2000 (Unaudited)	2001	2002	2003	2004	2004	2004
	(dollars in millions)
Income Statement Data:

Net revenue	$579.7	$491.9	$465.9	$522.3	$566.2	$43.4	$609.6
Cost of sales	487.2	414.9	400.4	454.5	495.9	45.0	540.9

Gross profit	92.5	77.0	65.5	67.8	70.3	(1.6)	68.7
Selling, general and administrative	61.4	54.3	51.6	50.3	43.9	3.5	47.4

Restructuring and other similar costs (credits)	2.3	6.1	6.8	(1.9)	1.1	(0.5)	0.6

Loss on abandonment of long-lived assets	—	—	—	—	2.2	—	2.2
Interest expense, net	18.2	13.6	7.6	5.4	5.6	1.8	7.4
Other (income) / expense	2.7	(0.1)	(1.2)	(0.6)	2.4	0.4	2.8

Income (loss) before income taxes	7.9	3.1	0.7	14.6	15.1	(6.8)	8.3
Income taxes (benefit)	2.7	6.9	4.1	5.5	5.3	(2.0)	3.3

Net income (loss)	$5.2	$(3.8)	$(3.4)	$9.1	$9.8	$(4.8)	$5.0

Balance Sheet Data:

Cash and cash equivalents	$13.8	$26.8	$8.4	$6.6	$35.0	$24.1	—
Total assets	485.0	465.5	451.5	449.0	514.3	478.1	—

Net working capital (a)	121.8	119.6	92.6	100.8	153.7	163.0	—
Total debt	222.4	160.5	157.2	153.3	1.2	261.5	—
Total parent investment	157.6	181.1	98.9	93.1	284.3	—	—
Stockholders’ equity						92.3	—

Other Financial Data (Unaudited):

Capital expenditures	$20.7	$14.7	$13.3	$12.0	$5.3	$0.2	$5.5
Net cash provided by operating activities	10.1	39.5	34.5	26.9	11.3	12.8	24.1
Net cash used in investing activities	(20.0)	(13.6)	(13.0)	(6.1)	(5.0)	(333.3)	(338.3)
Net cash provided by (used in) financing activities	18.8	(21.6)	(41.4)	(22.7)	22.9	344.7	367.6
Ratio of earnings to fixed charges (b)	1.4	1.2	1.1	3.3	3.4	—	2.0

(a)	Net working capital is comprised of current assets minus current liabilities, excluding current maturities of long-term debt and accrued interest.
(b)	For the purposes of calculating the ratio of earnings to fixed charges, (1) earnings consist of earnings (loss) before fixed charges and income taxes and (2) fixed charges consist of interest expense on all indebtedness. During the periods presented, no interest costs have been capitalized.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included under “Item 8. Financial Statements and Supplementary Data.” The following discussion presents our historical financial condition and results of operations before and after the consummation of the acquisition discussed below under “Company History.” Accordingly, the discussion of historical periods before December 1, 2004 does not reflect the significant impact that such acquisition had on us.

Overview

We are the world’s largest producer of primary and secondary carpet backing, and a leading manufacturer and marketer of polypropylene synthetic fabrics used in a variety of other industrial applications. We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. North America is our largest region, comprising 78.3% of our 2004 worldwide net revenue. Within North America, we divide our business between furnishings and industrial fabric products. In our larger furnishings segment (comprising 74.3% of our 2004 North America net revenue and 58.2% of our 2004 worldwide net revenue), we are the largest producer of carpet backing in North America and one of the leading suppliers of furniture and bedding internal construction fabrics. In our industrial fabrics segment, we sell synthetic fabrics for geotextile, packaging and protective covering applications. Net revenue represents gross sales less product returns, customer allowances and various discounts, all generated in the ordinary course of business.

We primarily market carpet backing and industrial fabrics, respectively, in Europe and Brazil, and we are a leading supplier of those products in those regions. Although primarily a regional business in terms of differing customers, competitive issues, economic and other drivers, we have significant overlap of product offerings across the regions. Where product differences exist, we have the ability to take successful products in one region and exploit these new products in our other regions.

Demand for our furnishings products is driven by factors that influence the broader market for floor coverings and furniture and bedding applications. Floor covering demand is driven largely by home remodeling expenditures, frequently related to existing home sales, new housing starts and commercial property construction. The principal macroeconomic factors influencing furniture and bedding sales are housing turnover, the directional movement of consumer confidence expectations and personal income levels. Demand for our industrial fabrics products is driven primarily by civil construction activity, including civil engineering projects and road construction and general economic conditions.

Our primary raw material is polypropylene resin and resin costs comprise approximately 45% of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying over 500 million pounds in 2004. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

However, polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. In 2004, our average monthly cost of polypropylene in the U.S. increased by approximately 33% over the prior year. Generally, we have been able to pass through raw material price increases to our furnishings customers. However, unlike furnishings, it has been more difficult to pass through raw material price fluctuations to customers for our industrial products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers. See “Risk Factors—Changes in the price of polypropylene resin, our primary raw material, could negatively affect our business and results of operations” below.

In order to maintain our competitiveness, we maintain a comparatively low manufacturing cost structure. Within North America, besides providing certain flexibility benefits, our five U.S. manufacturing locations enable us to efficiently manage our diverse product mix by focusing some plants on running large volume commodity products and focusing other plants on producing smaller volume, more specialty products. Our current management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Company History

We have been engaged in the textile industry since 1884 and operated primarily under the name Amoco Fabrics and Fibers Company or BP Fabrics and Fibers Business in the U.S. and under other names internationally (“Predecessor”) from 1968 until the closing of the acquisition discussed below, at which time we became Propex Fabrics Inc., referred to as “Successor” below. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute backing, as well as the development of woven and nonwoven fabrics for industrial applications.

In 2001, we engaged in restructuring activity in the United States, Europe and Australia in response to the economic downturn that began in 2000. The objective of the restructuring was to reduce costs across our business. As a result, the restructuring led to the elimination of certain management and operating personnel.

In late 2002 and early 2003, we closed our Australian manufacturing operations, ceased our internal sales and marketing activities in Australia and sold the related land and buildings. We continue selling to Australian customers with exported product from the United States and Europe marketed through a third-party distributor. We also restructured the operations of our Seneca, South Carolina plant in 2003, which enabled a reduction in its management and production personnel.

Since we began our restructuring efforts, we have taken steps to sustain our profitability, while growing sales, effectively managing raw material price movements and improving operational efficiencies. Also during this period, we initiated steps to conduct our business more independently from BP p.l.c. with the objective of positioning our business for the planned future sale.

As a division of BP p.l.c.’s chemicals business, an election was made for financial and tax reporting purposes to account for our inventories on a LIFO basis. However, for management and internal reporting purposes, we accounted for and managed our inventories on a FIFO basis. As such, we included a LIFO adjustment as one of the reconciling items rather than allocate it across reporting segments. After the consummation of the acquisition, we now account for our inventories for financial and tax reporting purposes on a FIFO basis.

On October 4, 2004, we entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. For purposes of this description, we refer to BP p.l.c. and BP Amoco Chemical Holding Company and certain of its affiliates collectively as “BP.” Pursuant to the stock purchase agreement, BP sold to us all the outstanding capital stock of the entities comprising the fabrics business of BP. BP also sold to us specified assets comprising BP’s Canadian fabrics business and various intellectual property assets and various other assets associated with the fabrics business. The total consideration paid for the business was approximately $340.0 million paid to the sellers and $9.3 million in transaction costs.

At the closing of the acquisition, an investor group including investment entities affiliated with The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., which we refer to collectively as the “sponsors,” BNP Paribas Private Capital Group, through Paribas North America, Inc., and certain members of our senior management purchased for cash $70.0 million of the common stock of Propex Fabrics Holdings Inc., our parent company. These equity cash proceeds along with our parent’s $25.0 million junior notes payable to BP were contributed to us and used to fund a portion of the purchase price for the acquisition. The balance of the purchase price was paid from our issuance of the $150 million 10% Senior Notes due 2012 and borrowings under a new credit facility consisting of $110.0 million senior term loan and a revolving line of credit of $65.0 million. The 10% Senior Notes and the new credit facility are discussed under “Liquidity and Capital Resources-New Credit Facility” and “10% Senior Notes due 2012” below.

Results of Operations

Because Propex Fabrics Inc. is a wholly owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings/loss per common share data has been excluded from the following table presenting the results of operations.

	Predecessor				Successor	Combined Predecessor / Successor
(dollars in millions)	Year Ended December 31,			Eleven Months Ended November 30,	Month ended December 31,	Year ended December 31,
	2001	2002	2003	2004	2004	2004
Net Revenue:
North America
Furnishings	$294.4	$273.2	$313.6	$327.6	$27.1	$354.7
Industrial Fabrics	$98.8	89.3	101.3	115.1	7.8	122.9
Europe	69.5	74.3	80.3	87.3	5.7	93.0
Brazil	19.3	18.3	25.3	36.2	2.8	39.0
Australia and other	9.9	10.8	1.8	—	—	—

Total net revenue	491.9	465.9	522.3	566.2	43.4	609.6

Cost of sales	414.9	400.4	454.5	495.9	45.0	540.9

Gross profit	77.0	65.5	67.8	70.3	(1.6)	68.7

Selling, general and administrative	54.3	51.6	50.3	43.9	3.5	47.4
Restructuring and other similar costs (credits)	6.1	6.8	(1.9)	1.1	(0.5)	0.6
Loss on abandonment of long lived assets	—	—	—	2.2	—	2.2
Other (income) / expense	(0.1)	(1.2)	(0.6)	2.4	0.4	2.8

Income (loss) before interest and taxes:
North America
Furnishings	30.5	22.2	39.6	31.9	(2.9)	29.0
Industrial Fabrics	(14.5)	(12.8)	(12.7)	(7.5)	(1.2)	(8.7)
Europe	(2.1)	1.2	(2.9)	(0.4)	(0.6)	(1.0)
Brazil	3.1	4.0	4.1	6.7	(0.3)	6.4
Australia and other	0.1	(7.3)	2.0	—	—	—
Reconciling items:
LIFO adjustment	2.7	3.1	(7.1)	(5.9)	—	(5.9)
Parent company overhead allocations	(3.1)	(2.1)	(3.0)	(4.1)	—	(4.1)

Total income (loss) before interest and taxes	16.7	8.3	20.0	20.7	(5.0)	15.7
Interest expense	14.8	9.1	6.4	6.2	1.8	8.0
Interest income	(1.2)	(1.5)	(1.0)	(0.6)	—	(0.6)

Income (loss) before income taxes	3.1	0.7	14.6	15.1	(6.8)	8.3
Income taxes (benefit)	6.9	4.1	5.5	5.3	(2.0)	3.3

Net income (loss)	$(3.8)	$(3.4)	$9.1	$9.8	$(4.8)	$5.0

Other Data (Unaudited):

Total volume (million square yards)	2,583	2,526	2,596	2,566	186	2,752
Depreciation and amortization	23.6	23.2	24.5	22.3	1.5	23.8
Capital expenditures	14.7	13.3	12.0	5.3	0.2	5.5

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenue

Total net revenue increased $87.3 million, or 16.7%, from $522.3 million in 2003 to $609.6 million in 2004. This revenue increase is primarily due to an increase in North America furnishings net revenue of $41.1 million, along with net revenue increases of $21.6 million in North America industrial fabrics, $12.7 million in Europe and $13.7 million in Brazil.

North America furnishings net revenue increased 13.1% from $313.6 million in 2003 to $354.7 million in 2004 due, in part, to increased sales volumes in U.S. carpet backing. This volume increase resulted from strong market fundamentals led by increasing strength in consumer confidence and in home sales, coupled with maintaining our sales share. The remaining net revenue increase resulted from higher unit selling prices in the segment, as we increased carpet backing pricing to reflect rising raw material prices.

North America industrial fabrics net revenue increased 21.3% from $101.3 million in 2003 to $122.9 million in 2004 due primarily to significantly higher volumes across many of our industrial fabrics products, particularly our geotextile products. The remaining net revenue increase resulted from higher unit selling prices in geotextile and protective covering products, as we increased prices to cover a portion of rising raw material prices.

Europe net revenue increased 15.8% from $80.3 million in 2003 to $93.0 million in 2004, due, in part, to higher volumes in our carpet backing and geotextile products, as the European economy began to show improvement and new distribution channels to the market were established. The remaining net revenue increase resulted from higher unit selling prices in U.S. dollar terms due to the strengthening of the euro versus the U.S. dollar. In local currency terms, average unit selling prices decreased slightly due to product mix shifts and competitive market conditions.

Brazil net revenue increased 54.2% from $25.3 million in 2003 to $39.0 million in 2004 due, in part, to volume increases where our increased manufacturing capacity enabled us to take advantage of the increasing demand related to the growing Brazilian economy. The remaining net revenue increase resulted from higher unit selling prices, in both local currency and U.S. dollar terms, as we passed along a portion of our higher raw material costs and due to a product mix shift towards more specialty products. Strengthening of the Brazilian real versus the U.S. dollar resulted in the remaining increase in net revenue.

Cost of sales

Cost of sales increased 19.0% from $454.5 million in 2003 to $540.9 million in 2004. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene, along with additional variable costs associated with an increase in sales volume, the currency impact of the weaker U.S. dollar versus both the euro and the Brazilian real, significantly higher post-retirement benefit costs for the Predecessor and initial amortization of purchase accounting-related fair value adjustments. As a percentage of net revenue, cost of sales increased from 87.0% in 2003 to 88.7% in 2004, notwithstanding our ability to pass along the majority of the increased resin costs, raw materials still increased as a percentage of our overall cost of sales and revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased from $50.3 million in 2003 to $47.4 million in 2004. As a percentage of net revenue, selling, general and administrative expenses decreased from 9.6% in 2003 to 7.8% in 2004. In North America, selling and corporate service costs declined as a percentage of net revenue due to our increased sales in this region and the relatively fixed nature of these costs. In Australia, $1.0 million of 2003 selling and administrative costs were eliminated with the closure of our Australian internal sales and marketing activities at the beginning of 2003. Included within selling, general and administrative expenses is our research and development expense, which totaled $7.2 million in 2003 and $8.0 million in 2004.

Restructuring and plant closure costs

Restructuring and plant closure costs totaled $0.6 million in 2004, as compared to income of $1.9 million in 2003. The $0.6 million 2004 charge resulted from our restructuring efforts in Europe, while the $1.9 million income in 2003 consisted of a $2.8 million gain on the sales of the land and building associated with our Australian operations, partially offset by a $0.9 million restructuring charge primarily related to restructuring at our Seneca, South Carolina manufacturing facility.

Loss on abandonment of long-lived assets

Loss on abandonment of long-lived assets that management deemed no longer useful totaled $2.2 million in 2004. There was no comparable loss on abandonment of long-lived assets in 2003.

Other income/expense

Other income / (expense) changed from $0.6 million in income in 2003 to $(2.8) million in expense in 2004. This change primarily reflects fluctuations in foreign exchange gains/losses.

Income before interest and taxes

Income before interest and taxes decreased from $20.0 million in 2003 to $15.7 million in 2004. This decrease is primarily due to a segment income decrease of $10.6 million in North American furnishings income before interest and taxes (hereafter “segment income”), which was partially offset by a $4.0 million increase in North American industrial fabrics, a $1.9 million increase in Europe, and a $2.3 million increase in Brazil.

North America furnishings segment income decreased from $39.6 million in 2003 to $29.0 million in 2004 due to delays in passing along the rapidly increasing raw material prices, particularly to our furniture and bedding customers, and $3.8 million higher post-retirement and other benefit costs. Partially offsetting the decrease in furnishings profitability was the additional income from higher carpet backing volumes.

North America industrial fabrics segment income improved from a $12.7 million loss in 2003 to an $8.7 million loss in 2004, primarily due to an improvement in geotextile volumes and partially offset by rising polypropylene prices that outpaced our increases in product pricing during the period. The North American industrial fabrics segment continues to experience significant competition domestically, with certain product lines also experiencing the threat of substitution by natural materials, which are not subject to petroleum-related price volatility, as well as offshore competition.

Europe segment losses narrowed from $2.9 million in 2003 to $1.0 million in 2004. In addition to an increase in volumes, performance improved due to cost reductions resulting from restructuring efforts at our Gronau, Germany facility. Partially offsetting these cost reductions was a $0.6 million restructuring charge in 2004 pertaining to the German restructuring.

Brazil segment income increased from $4.1 million in 2003 to $6.4 million in 2004 reflecting both the significantly higher volumes resulting from our Curitiba, Brazil plant expansion and our improved product mix with a greater focus on higher margin products such as FIBCs and curtain fabrics. Local currency cost of sales increased primarily due to higher volumes, along with higher raw material costs and high inflation.

Australia and other segment income was $2.0 million in 2003. There was no comparable segment income for 2004 due to the closure of our Liverpool, Australia facility. After the Australia closure, income related to ongoing exports to Australia customers are included in the segment which manufactured and exported the product, the 2003 operating income primarily reflects a $2.8 million gain on the sale of the land and buildings associated with our Australian operations.

The LIFO inventory adjustment decreased from $7.1 million in expense for 2003 to $5.9 million in expense for 2004. The parent company overhead expense allocations to the Predecessor increased from $3.0 million in 2003 to $4.1 million in 2004. These allocations related to the former parent’s management overhead costs, primarily in Chicago and London.

Interest expense, net

Interest expense, net increased from $5.4 million in 2003 to $7.4 million in 2004. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the acquisition as part of the December 1, 2004 stock purchase agreement. Beginning December 1, 2004, interest expense is principally related to the new credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes decreased from $5.5 million in 2003 to $3.3 million in 2004 due to lower operating income and higher interest expense.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenue

Total net revenue increased $56.4 million, or 12.1%, from $465.9 million in 2002 to $522.3 million in 2003. This revenue increase is primarily due to an increase in North America furnishings net revenue of $40.4 million, along with net revenue increases of $12.0 million in North America industrial fabrics, $6.0 million in Europe and $7.0 million in Brazil. Partially offsetting these net revenue increases was a $9.0 million decrease in Australia and other net revenue due to the closure of our manufacturing operations in Australia.

North America furnishings net revenue increased 14.8% from $273.2 million in 2002 to $313.6 million in 2003 due, in part, to higher industry demand and our increased sales share. Partially offsetting the volume effect from carpet backing was a decrease in furniture and bedding volumes due to lower industry demand resulting from soft consumer demand. The remaining net revenue increase resulted from raising prices to our customers, primarily in our carpet backing products, in response to higher raw material prices.

North America industrial fabrics net revenue increased 13.4% from $89.3 million in 2002 to $101.3 million in 2003 due, in part, to volume increases, as sales of geotextile products expanded significantly during the second half of 2003. The remaining net revenue increase resulted from higher selling prices across the industrial fabrics product lines in response to higher raw material costs that we partially passed on to our customers.

Europe net revenue increased 8.1% from $74.3 million in 2002 to $80.3 million in 2003, which is attributed to strengthening of the euro relative to the U.S. dollar. Negatively impacting net revenue was a decrease in volumes due to weakness in the

European economy and residential demand for carpet, and a slight decline in euro-denominated unit selling prices caused an additional decrease. However, the strength of the euro versus the U.S. dollar resulted in an increase in net revenue, more than offsetting both the volume and the euro-pricing effects.

Brazil net revenue increased 38.3% from $18.3 million in 2002 to $25.3 million in 2003 due, in part, to higher volumes, reflecting our manufacturing capacity expansion during 2003, our ability to successfully develop new products and Brazil’s high-growth, developing economy. The remaining net revenue increase resulted from higher unit selling prices, reflecting an improved mix of sales of our higher-margin products. Partially offsetting this strong net revenue growth in Brazil was a strengthening of the U.S. dollar versus the Brazilian real.

Australia and other segment net revenue decreased 83.3% from $10.8 million in 2002 to $1.8 million in 2003. In early 2003, we shifted local Australian sales to North American and European export sales as we moved our sales and marketing activities in Australia to a third party distributor arrangement, in connection with the closure of our Australian manufacturing operations in late 2002.

Cost of sales

Cost of sales increased 13.5% from $400.4 million in 2002 to $454.5 million in 2003. The increase in cost of sales primarily reflected the significant increase in our polypropylene costs, higher volume-related costs and the impact of a strengthened euro versus the U.S. dollar, which were partially offset by a decrease in our euro-denominated cost of sales as part of our ongoing restructuring effort. Cost reductions and efficiency improvements across our manufacturing facilities largely offset inflationary pressures on our cost structure. As a percentage of net revenue, cost of sales increased from 85.9% in 2002 to 87.0% in 2003, reflecting the higher raw material costs as well as higher pricing where we passed along a majority of these raw material costs to our customers.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 2.5% from $51.6 million in 2002 to $50.3 million in 2003. As a percentage of net revenue, selling, general and administrative expenses decreased from 11.1% in 2002 to 9.6% in 2003. In North America, selling and corporate service costs declined $1.3 million, primarily due to efficiency improvements and our insourcing of information technology support services. In Australia, selling and administrative costs declined by $0.9 million with the closure of our Australian internal sales and marketing activities in early 2003. Research and development costs have remained relatively constant, at $7.2 million in 2003 and $7.3 million in 2002.

Restructuring and plant closure costs

Restructuring and plant closure costs totaled income of $1.9 million in 2003, as compared to a loss of $6.8 million in 2002. The $1.9 million income in 2003 consisted of a $2.8 million gain on the sale of the land and buildings associated with our Australian operations, offset by a $0.9 million restructuring charge primarily related to our Seneca, South Carolina manufacturing facility. The $6.8 million charge in 2002 primarily represents restructuring charges and plant closure costs related to our Australian manufacturing operations.

Other income/expense

Other income/expense decreased slightly from $1.2 million in income in 2002 to $0.6 million in income in 2003, due to fluctuations in foreign exchange gains/losses and other miscellaneous items.

Income before interest and taxes

Income before interest and taxes increased from $8.3 million in 2002 to $20.0 million in 2003. This increase is primarily due to an increase in North America furnishings segment income of $17.4 million, along with a segment income increase in Australia and other of $9.3 million. These gains were partially offset by a $4.1 million decrease in European segment income, a $10.2 million increase in the LIFO inventory adjustment, and a $0.9 million increase in parent company overhead allocations.

North America furnishings segment income increased from $22.2 million in 2002 to $39.6 million in 2003, reflecting higher carpet backing volumes and our ability to achieve higher pricing relative to our polypropylene costs. Higher carpet backing earnings resulted from our ability to implement price increases, which we temporarily delayed in 2002 in order to opportunistically grow sales. Higher furniture and bedding income primarily reflects increased efficiencies from continuing restructuring activities at our Seneca, South Carolina facility.

North America industrial fabrics segment income improved slightly from a $12.8 million loss in 2002 to a $12.7 million loss in 2003. This increase primarily reflects the significant improvement in geotextile volumes, partially offset by higher polypropylene prices.

Europe segment income decreased from income of $1.2 million in 2002 to a loss of $2.9 million in 2003, largely due to the lower industry volumes in carpet backing. Offsetting this volume-driven decrease was a reduction in fixed costs at our Germany facility resulting from a restructuring effort, and a slight increase in geotextile volumes and profitability.

Brazil segment income increased slightly from $4.0 million in 2002 to $4.1 million in 2003. Much of the volume increase from 2002 was offset by higher raw material costs and higher fixed costs resulting from the manufacturing capacity expansion at our Curitiba facility.

Australia and other segment income increased from a loss of $7.3 million in 2002 to a gain of $2.0 million in 2003, attributable primarily to costs related to the closure of our Australian manufacturing operations. 2002 was impacted by a $6.8 million loss related to closing and selling the machinery and equipment associated with our Australian operations, while 2003 benefited from a $2.8 million gain on the sale of the land and buildings associated with the Australian operations.

The LIFO inventory adjustment decreased from $3.1 million in income for 2002 to $7.1 million in expense for 2003. The parent company overhead allocation expense increased from $2.1 million in 2002 to $3.0 million in 2003.

Interest expense, net

Interest expense, net decreased from $7.6 million in 2002 to $5.4 million in 2003, a decrease of 28.9%. Interest expense decreased primarily due to lower interest rates.

Income taxes

The provision for income taxes increased from $4.1 million in 2002 to $5.5 million in 2003 due to an increase in our pre-tax income.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, tax distributions and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed from our corporate parent.

Net working capital is comprised of current assets, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $163.0 million at December 31, 2004 compared to net working capital of $100.8 million at December 31, 2003 and $92.6 million at December 31, 2002.

We generated cash from operations of $24.1 million for the twelve months ended December 31, 2004 compared to $26.9 million for the same period of 2003. Decreases in cash flow were primarily driven by net income decreases of $4.1 million in 2004.

We used cash from investing activities of $338.3 million for the twelve months ended December 31, 2004, which primarily relates to the purchase cost of $349.3 million, compared to $6.1 million for the same period of 2003.

Cash provided by financing activities was $367.6 million for the twelve months ended December 31, 2004 compared to $22.7 million cash used for the same period of 2003. During 2004, $360.0 million in cash flows from financing activities related to the acquisition, as follows: $115.0 million in proceeds from the new credit facility, the $150 million 10% Senior Notes due 2012, $70.0 million in common stock issuance and $25.0 million in junior notes payable to BP that were contributed to us, all consummated as part of the acquisition, comprised substantially all of the $367.6 million in cash provided by financing activities during 2004.

Our credit arrangements with BP were cancelled concurrently with the closing of the acquisition. We replaced our affiliate credit arrangements with a new credit facility described below.

New Credit Facility

We entered into a new credit facility with a syndicate of lenders arranged and agented by BNP Paribas on December 1, 2004. The following description summarizes the material provisions of the new credit facility and does not purport to be complete.

The new credit facility provides for secured facilities consisting of a $110.0 million senior term loan and a $65.0 million revolving line of credit, of which we drew $5.0 million at the closing of the acquisition. The new credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit of which $0.5 million was used and outstanding as of December 31, 2004.

We used the proceeds of borrowings under the new credit facility to finance a portion of the purchase price of the acquisition to pay a portion of the fees and expenses related to the transactions and for working capital and other corporate purposes.

The revolving line of credit and term loan, collectively referred to as the “loans,” may bear interest at the base rate or at LIBOR, in each case plus an applicable margin. The default rate is the sum of the otherwise applicable rate plus 2.00%.

All principal on the revolving line of credit is due on December 1, 2009. All principal on the loans is due on December 1, 2011 and such term loan is subject to quarterly required amortization totaling $5.5 million in 2005, $5.5 million in 2006, $5.5 million in 2007, $5.5 million in 2008, $11.0 million in 2009, $11.0 million in 2010 and $66.0 million in 2011. Furthermore, the loans are subject to various mandatory prepayments.

Accrued interest under base rate loans is due quarterly and on the last day of the selected interest period for LIBOR loans but no less frequently than quarterly. The new credit facility allows voluntary prepayments with notice and reimbursement for various costs and payment of accrued interest.

The new credit facility contains various customary restrictive covenants. Under the new credit facility, we are also required to satisfy various financial covenants, including a specified fixed charge coverage ratio, a specified interest coverage ratio, a minimum EBITDA requirement, a maximum senior secured leverage ratio, and a maximum total leverage ratio. Additionally, the new credit facility contains customary affirmative covenants.

Obligations under the new credit facility are guaranteed by Propex Fabrics Holdings Inc. and our domestic subsidiaries, and are secured by a first priority lien on our capital stock and our subsidiaries’ capital stock and on substantially all of our assets and the assets of our domestic subsidiaries, with pledges of capital stock of foreign subsidiaries limited to 66% of a foreign subsidiary’s issued and outstanding capital stock. The lien on our capital stock was established pursuant to a pledge by Propex Fabrics Holdings Inc.

10% Senior Notes due 2012

On December 1, 2004, we issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, the subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. We used the proceeds from the issuance of the 10% Senior Notes to finance a portion of the acquisition.

We may redeem the 10% Senior Notes at any time on or after December 1, 2008, at specified redemption prices. We are not required to make mandatory redemption or sinking fund payments with respect to the 10% Senior Notes. We will be required to offer to repurchase the 10% Senior Notes from holders if we undergo a change of control or sell our assets in specified circumstances.

The indenture governing the 10% Senior Notes restricts, among other things, our ability to pay dividends, redeem capital stock or prepay certain subordinated debt; incur additional debt or issue preferred stock; grant liens; merge, consolidate or transfer substantially all of our assets; enter into certain transactions with affiliates; impose restrictions on any subsidiary’s ability to pay dividends or transfer assets to us; enter into certain sale and leaseback transactions; and permit subsidiaries to guarantee debt.

Contractual Obligations

The following is a summary of our contractual cash obligations as of December 31, 2004:

	Years 1-2	Years 3-4	Years 5-6	Years 7 and After
	(unaudited)
	(in millions)
Term loan under our new credit facility	$11.0	$11.0	$22.0	$66.0
Operating leases	3.4	2.3	0.8	0.1
Senior notes	—	—	—	150.0

Total contractual cash obligations	$14.4	$13.3	$22.8	$216.1

Recent Accounting Pronouncements and Guidance

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or “FIN 46”. FIN 46 expands consolidated financial statements to include certain variable interest entities, referred to as “VIEs”. VIEs are to be consolidated by a company, which is considered to be the primary beneficiary of that entity, even if the company does not have majority ownership. FIN 46 is immediately effective for VIEs created or acquired after January 31, 2003 and is effective for us for accounting periods ending after March 31, 2004 for VIEs existing at January 31, 2003. Because we do not have any VIEs, the adoption of this standard had no effect on our earnings or financial position.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted in the U.S. This act provides a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to the benefit provided by Medicare. For the Predecessor, the postretirement benefit obligation at December 31, 2003 and postretirement benefit expense for the year ended December 31, 2003 and eleven months ended November 30, 2004 do not reflect any effects of this act. The FASB is currently considering the accounting for the federal subsidy. Any authoritative guidance issued by the FASB could require certain previously reported financial information to be revised. The Successor modified the program to limit participation in the postretirement medical program to employees within 10 years of retirement eligibility and curtailed program benefits for retirees when they reach the age of 65. Therefore, the postretirement benefit obligation at December 31, 2004 and postretirement expense for the month ended December 31, 2004 are not affected by this act.

Critical Accounting Policies

The acquisition was accounted for using the purchase method of accounting. As a result, the acquisition will affect our results of operations in future periods in certain significant respects. The purchase price of approximately $349.3 million, including transaction costs, was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the acquisition. In addition, due to the effects of the increased borrowings to finance the acquisition, our interest expense will increase significantly in the periods following the acquisition.

In preparing our financial statements in conformity with GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting policies described below are the most important to the fair presentation of our financial condition and results or operations because they require management’s more significant judgments and estimates in the preparation of our consolidated financial statements.

Business Combination

On December 1, 2004, the 100% sale of BP Fabrics and Fibers business was completed, and the business became Propex Fabrics Inc. The acquisition was accounted for in accordance with the provisions of SFAS No. 141, “Business Combinations.” Accordingly, our consolidated statement of operations includes our results beginning on December 1, 2004, the date of acquisition. The aggregate purchase price of the acquisition was $349.3 million including $340.0 million paid to the sellers and $9.3 million in transaction costs. This purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. Independent appraisals assisted in determining these fair values.

These estimates of fair value have been reflected in our consolidated balance sheet as of December 31, 2004. However, as we continue to evaluate and refine certain estimates, the allocation of their fair value across assets and segments could be adjusted.

Retirement benefits

Pension obligations are actuarially determined and are affected by several assumptions, including discount rate and assumed annual rate of compensation increase for plan employees. Changes in discount rate and differences from actual results for each assumption will affect the amount of pension expense recognized in future periods.

When our Predecessor had its own pension and other postretirement benefit arrangements in place for its employees, the cost of providing pensions was charged to income on a systematic basis. Actuarial gains and losses were amortized over the average expected remaining service lives of current employees. Amounts accrued for both funded and unfunded pension and other postretirement benefit liabilities were included within “Accrued pension and other postretirement benefit liabilities” on the balance sheet.

During 2001, our Predecessor shared pension and other postretirement benefit arrangements with other BP businesses. We have included an allocated charge in the statement of operations to reflect the costs specifically related to our business. The pension and postretirement plans were administered by BP on a consolidated basis and, as such, separate information relating to assets and liabilities were not available for our business. Our Predecessor share of pension and other postretirement liabilities associated with such arrangements is not reflected in these combined financial statements for 2001. Such liabilities are represented as a component of BP parent company investment.

Beginning January 1, 2002, BP began tracking financial information relating to the pension and postretirement plans by individual businesses. As such, beginning in 2002, our Predecessor share of pension and other postretirement liabilities associated with such arrangements is reflected in these combined financial statements for 2002 and beyond. As a result, liabilities totaling $38.6 million ($23.6 million net of tax) were recognized in our Predecessor balance sheet as of January 1, 2002.

The pension and other postretirement benefit costs included in our statement of operations represent the costs specific to the benefit plans operated for our employees, calculated in accordance with GAAP in the United States.

Pension and postretirement obligations were modified as a part of the sale where BP retained certain liabilities and we made certain changes to our postretirement medical benefits effective December 1, 2004.

Allowance for doubtful accounts

Management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual losses for uncollectible accounts have generally been consistent with management’s estimates. However, deteriorating financial conditions of key customers or a significant slow- down in the economy could have a material negative impact on our ability to collect on accounts, in which case additional allowances may be required.

Impairment of long-lived assets

We assess all our long-lived assets, including definite-lived intangibles, for impairment whenever events or circumstances indicate the carrying value may not be recoverable. Management assesses whether there has been impairment by comparing estimated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

Impairment of goodwill and indefinite-lived intangibles

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis by comparing the fair value of our reporting units to their carrying values. Fair value is determined by the assessment of future discounted cash flows. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

As part of the adoption of FAS 142, we performed an initial valuation in 2002 to determine if any impairment of goodwill existed and determined that none existed. In accordance with FAS 142, at year-end 2003, we completed our annual impairment test and determined that there was no impairment of goodwill. As part of the purchase accounting for the sale, which occurred on December 1, 2004, no goodwill was established on our balance sheet.

Income taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the effective date of enactment. A valuation allowance is established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $67.2 million. As of December 31, 2004, $7.6 million related to U.S. federal and state income taxes and $59.6 million related to Mexico and Germany. A full valuation allowance has been placed on the net operating loss carryforwards of Mexico and Germany. The U.S. federal and state net operating loss carryforwards of $7.6 million will expire on various dates through 2024. The net operating loss carryforwards in Mexico of $12.8 million will expire on various dates through 2014; those attributable to the German operations of $46.8 million do not expire. The net operating loss carryforwards in foreign tax jurisdictions may be subject to limitations due to the ownership change; the Company is reviewing this currently. The U.S. net operating loss carryforwards were generated during December 2004.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. For tax purposes, the Company’s intention is to permanently reinvest earnings everywhere with the exception of Germany and Canada.

The American Jobs Creation Act, signed into law in October of 2004, provides the Company an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

Litigation and contingent liabilities

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters, all of which are handled and defended in the ordinary course of business. We accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. We believe the amounts reserved are adequate for such contingent matters; however, our results of operations could be negatively affected by significant litigation resulting in judgments adverse to us.

Risk Factors

We rely on a small number of customers from whom we receive a significant amount of our revenues.

We primarily sell our products to carpet and other manufacturers and distributors of industrial fabrics. Our top two customers accounted for 31.7% of our total revenues in 2004. We typically do not have long-term sales contracts with our customers. Moreover, our largest customers have the ability to manufacture carpet backing in-house. Shaw Industries and the Beaulieu Group have manufactured a portion of their own carpet backing requirements for many years. In February 2005, Mohawk Industries also obtained in-house manufacturing capacity with its purchase of the assets of Wayn-Tex, Inc., a producer of carpet backing and other industrial fabrics. If any of these customers significantly reduces the amount of product it purchases from us, we may not be able to replace the revenue generated by that customer with sales to other customers. The loss of or significant reduction in business from one or more of these customers could have a material adverse effect on our business.

Sales of our principal products may be affected by cycles in the construction and remodeling industries.

The demand for carpet backing is dependent upon the ability of our customers, the major carpet manufacturers, to sell carpeting, which is dependent, in turn, on the remodeling and construction industries. These industries can be cyclical in nature and may vary by geographic region, and our revenues will be affected by factors that affect those industries. These factors, which include new and used home sales, residential and commercial construction rates, remodeling trends, changes in interest rates, the popularity of alternative flooring materials and general economic conditions, could have an adverse impact on our carpet backing business. These factors have had at times in the past, and may have in the future, a negative impact on our results of operations.

Changes in the price of polypropylene resin, our primary raw material, could negatively affect our business and results of operations.

The price of our primary raw material, polypropylene resin, is volatile and fluctuates based on a number of factors outside our influence, including the overall demand, manufacturing capacity and the price of key feedstocks for polypropylene. As a product of petrochemical processes, polypropylene pricing is also generally impacted by the price of the basic feedstocks, namely crude oil and natural gas. In a rising oil price environment, polypropylene prices will typically rise correspondingly. For example, in 2004 our average cost of polypropylene resin in the U.S. increased by approximately 33% over the prior year. In that respect, oil prices can impact our business through their effect on polypropylene prices. We do not have any long-term price guarantees with our polypropylene resin suppliers. Our failure to achieve corresponding sales price increases in a timely manner, sales price erosion without a corresponding reduction in raw material costs or failure to renegotiate favorable raw material supply contracts are all factors that could have a material adverse effect on our business and results of operations.

The loss of one or more of our raw material suppliers could adversely affect our operations.

We rely on six primary vendors to supply our polypropylene resin. If the supply from one or more of our vendors was interrupted in any significant manner, we would be forced to secure alternative supply arrangements. We may not be able to do so on terms that would be cost-effective or that would prevent a material adverse impact on our operations and financial condition.

The separation from our former corporate parent requires that we incur certain additional costs to operate as a stand-alone entity.

As a stand-alone entity we have to provide for our own systems, legal and tax advisory services, human resources and administration, employee benefits and business insurance, among other needs. For the Predecessor, these systems and services were provided, at least in part, by our former corporate parent. While our historical results include costs associated with each of these systems and services and our budgeted results include our expectations for costs required to provide those systems and services on a stand-alone basis, the actual costs could exceed our expectations. In addition, the Successor has a different credit profile as a stand-alone entity, which may affect terms and conditions of our purchases and sales. Any amount by which these costs exceed our expectations would negatively affect our business and results of operations.

We operate in highly competitive industries where our growth could be impeded.

With respect to the carpet backing industry, especially in North America, we compete directly with other carpet backing manufacturers. We compete on the basis of performance, durability, service and price. In the past, both we and our competitors have lowered prices in an attempt to gain or regain sales in carpet backing. If, in the future, competitors attempt to employ a similar strategy to gain sales, we may be forced to lower our prices in order to maintain our own sales, which could reduce our profitability. In our industrial fabrics business, customers often require that manufacturers compete on the basis of price. In a particularly challenging pricing environment, it could be difficult to achieve the products sales or margins we normally expect.

Our foreign operations expose us to risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for 28.0% and 27.1% of our revenue for the years ended December 31, 2004 and 2003, respectively, and we expect our foreign operations to continue to represent a material portion of our business. Foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•	unexpected changes in regulatory requirements;

•	complications in complying with a variety of foreign laws and regulations, many of which conflict with U.S. laws;

•	currency exchange rate fluctuations;

•	restrictions on repatriation of funds;

•	the disruption of operations from labor and political disturbances, natural disaster, insurrection, or war;

•	export duties and quotas; and

•	partial or total expropriation.

Furthermore, customer credit risks are exacerbated in foreign operations because there often is little information available about the credit histories of customers in the foreign countries in which we operate. To the extent that any of the above events occur and we are not able to effectively manage that event, our results could be adversely affected.

Our products expose us to potential product liability, warranty or other claims.

Our products are used across a broad range of applications from residential and commercial floor covering to landfill systems and soil retention on construction projects. It is possible that a customer using our products in any application or a third party could claim that our product was partially responsible for some resulting damage. Any product liability, warranty or other claims against us could exceed our current insurance coverage and the income we derive from the sale of our products. A partially or completely uninsured claim, if successful and of a significant magnitude, could result in substantial losses.

If we are unable to retain our executive officers our growth may be hindered.

Our success depends in part on the performance of and our ability to retain our executive officers, particularly our President, Bradford Mortimer, who, with the other members of our senior management, has been responsible for developing and executing our growth strategy. If we are not successful in retaining our executive officers or replacing them, our business, financial condition or results of operations could be adversely affected. We do not maintain key personnel insurance.

Work stoppages or other labor disruptions at our operations or those of our principal customers could have an adverse effect on our profitability and financial condition.

Substantially all of the employees at our facilities in Brazil, Germany, Hungary and Mexico are represented by labor unions and are subject to collective bargaining agreements. Any work stoppage resulting from a strike or lockout could have a material adverse effect on our financial condition. In addition, many of our customers’ employees are subject to collective bargaining agreements. Any work stoppage or labor disruption at our key customers could slow their demand for our products and adversely affect our profitability.

Liabilities and compliance costs under environmental, health and safety laws and regulations could adversely affect our business.

Our business operations, and our ownership and operation of real property, are subject to federal, state, local and foreign environmental, health and safety laws and regulations pertaining to the emission or discharge of materials into the environment, the handling and disposition of wastes, the safety and health of employees, or otherwise relating to pollution, preservation, remediation and protection of the environment, natural resources and human health and safety. These laws establish a variety of requirements, impose penalties for noncompliance and give rise to potential liability for response costs and damages relating to the spill, disposal or release of hazardous substances. We could incur substantial costs in complying with these laws, or as a result of noncompliance with or liability under these environmental laws. Environmental, health and safety issues relating to us and our operations, including those that could arise from future developments such as stricter laws, regulations, permit conditions or enforcement policies thereunder, may require significant future expenditures.

We have experienced and expect to continue to experience quarterly variations in revenues and gross margins.

Our revenues and gross profit in the fourth quarter have in the past been, and may in the future be, lower than our revenues and gross profit as compared to the first three quarters of the fiscal year. This quarterly variation in our revenues and gross profit is primarily a result of the seasonal nature of several of our key drivers, including homebuilding, civil engineering projects and the agricultural cycle. In addition, quarterly fluctuations in our revenues and gross profit may result from other factors, including the spending patterns of our customers, regional and economic conditions and fluctuations in manufacturing costs.

If we fail to introduce successful new products and product line extensions, our financial performance may be negatively impacted.

We regularly introduce new products and product line extensions. If we are unable to identify emerging consumer and technological trends, maintain and improve the competitiveness of our products and introduce these products that could have a material adverse effect on our business, financial condition and results of operations. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

Our intellectual property may prove inadequate to support our continued success or may diminish in value, and third parties may claim we are infringing on their intellectual property or in breach of intellectual property licenses.

Our future success depends in part on our ability to protect and maintain our intellectual property. Our intellectual property may prove inadequate to assure our continuing success, may be used or misappropriated by others or may diminish in value over time. Competitors may be able to freely make use of our patented technology after our patents expire, or may challenge the validity or scope of our patents, trademarks, trade secrets or agreements touching on intellectual property. We may fail to recognize opportunities to provide, maintain or enforce intellectual property protection for our existing or future businesses. In general, our ability to protect our intellectual property may be weakened, which may have a material adverse effect on our business, financial condition and results of operations.

In addition, we have in the past received, and may in the future receive, communications from third parties claiming that we or our products infringe upon the intellectual property rights of others. Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of third-party rights, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, and could have a material adverse effect on our business, financial condition and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. At present, we do not utilize any derivative instruments to manage these risks.

Raw material risk. The cost of our commodity raw materials is volatile and could have a significant impact on our profitability. In particular, our business requires the purchase of large volumes of polypropylene, a petroleum derivative. Increases in the cost of this raw material could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of polypropylene increased in 2004 and additional increases have been announced. We believe we will be successful in increasing prices to pass along much of this increase in polypropylene costs consistent with historical experience; however, we may not be able to successfully recover such increases in cost.

In addition, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Polypropylene resin is the principal raw material used in our woven and nonwoven fabrics. Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our ability to supply products to our customers and could have an adverse impact on the business. We have contracted with multiple suppliers of polypropylene for up to 120% of our expected raw material needs through 2005, where pricing is determined by a combination of formulas based on market indices and monthly negotiated pricing.

Currency translation. The results of operations of our foreign companies are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of our foreign companies are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For 2003 and 2004, net revenue was positively impacted primarily by the appreciation of the euro versus the U.S. dollar. In 2002, net revenue was negatively impacted, due to the depreciation of the Brazilian real versus the U.S. dollar, which was partially offset by strengthening of the euro versus the U.S. dollar.

Currency transaction exposure. Currency transaction exposure arises where sales and purchases are made by a company in a currency other than its own functional currency. The majority of our companies (except for Hungary) source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Hungary sells most of its products in euros to the European market through its German affiliate. As a result, we do incur limited transaction exposure between the euro and the Hungarian forint.

Interest rate risk. We have incurred a significant amount of debt in connection with the acquisition, with a portion being at variable rates. Of our total long-term debt of approximately $260.0 million, approximately $150.0 million bears interest at a fixed rate and the remaining debt bears interest at variable rates. A hypothetical 10.0% increase or decrease in the applicable interest rates as of December 31, 2004 would change the cost of financing on our variable rate debt by $0.5 million. Prior to December 31, 2004, we had $152.8 million of long-term debt obligations to BP outstanding as of December 31, 2003 where $141.3 million bore interest at a variable rate and $11.5 million bore interest at a fixed rate.

Seasonality

We have historically experienced, and expect to continue to experience, seasonal and quarterly fluctuations in net revenue and operating income. Homebuilding, civil engineering projects and the agricultural cycle all are subject to seasonal influences, characterized by strong sales for the spring and summer months. Pre-season inventory builds along with strong sales during this period combine to favorably impact the first and second quarter results. In addition, our European operations typically experience lower third quarter sales due to the traditional late-summer holiday.

Taxes

We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income and changes in law.

Inflation

Inflation can affect the costs of goods and services we use. In the more mature economies in which we operate, from either a manufacturing or sales viewpoint, we have experienced relatively low price inflation in recent years. In more emerging economies, such as Brazil and Hungary, we experience more moderate inflation, but in a lower cost environment.

Litigation

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, we may occasionally resort to litigation or make claims in order to enforce or protect our property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company, (as discussed below) and our current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Propex Fabrics Inc.

We have audited the accompanying consolidated balance sheets of Propex Fabrics Inc. and Subsidiaries (“the Company”) as of December 31, 2004 and its Predecessor as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows of the Company for the period from inception (December 1, 2004) through December 31, 2004 and of the Predecessor for the period from January 1, 2004 through November 30, 2004 and for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of management of the Company and its Predecessor. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and its Predecessor at December 31, 2003, and the consolidated results of operations and cash flows of the Company for the period from inception (December 1, 2004) through December 31, 2004 and of its Predecessor for the period from January 1, 2004 through November 30, 2004 and for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Chicago, Illinois

March 25, 2005

Propex Fabrics Inc.

Consolidated Balance Sheets

(In Millions)

		Predecessor (Note 1)
	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$24.1	$6.6
Accounts receivable, net (Note 3)	92.6	71.9
Inventories (Note 4)	90.7	56.1
Deferred income taxes (Note 12)	3.5	4.8
Prepaid expenses and other current assets	8.8	3.7

Total current assets	219.7	143.1
Other assets:
Intangible assets, net (Note 6)	14.3	2.8
Deferred income taxes (Note 12)	22.0	30.7
Other assets (Note 7)	14.2	2.6

	50.5	36.1
Property, plant, and equipment, net (Note 5)	207.9	269.8

Total assets	$478.1	$449.0

Liabilities and stockholders’ equity / parent company investment :
Current liabilities:
Accounts payable: (Note 8):
Trade	$28.8	$15.6
Affiliate	—	2.8
Accrued liabilities (Note 8)	19.9	20.2
Current portion of debt and accrued interest	7.0	4.3
Restructuring and other similar costs (Note 9)	0.9	0.9
Other current liabilities	7.1	2.8

Total current liabilities	63.7	46.6

Debt (Note 14)	254.5	149.0
Deferred income taxes (Note 12)	7.8	52.0
Accrued pension and other postretirement benefit liabilities (Notes 10 and 11)	59.3	101.4
Other noncurrent liabilities	0.5	6.9

	322.1	309.3
Stockholders’ equity / parent company investment:
Common stock (100 authorized and 100 issued and outstanding at December 31, 2004)	—	—
Paid in capital	95.0	—
Retained earnings (deficit)	(4.8)	—
Parent company investment	—	123.5
Accumulated other comprehensive income (loss)	2.1	(30.4)

Total stockholders’ equity / parent company investment	92.3	93.1

Total liabilities and stockholders’ equity / parent company investment	$478.1	$449.0

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Consolidated Statements of Income

(In Millions)

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Net revenue	$43.4	$566.2	$522.3	$465.9
Cost of sales	45.0	495.9	454.5	400.4

Gross profit (deficit)	(1.6)	70.3	67.8	65.5

Operating expenses:
Selling, general, and administrative	3.5	43.9	50.3	51.6
Restructuring and other similar costs (credits) (Note 9)	(0.5)	1.1	(1.9)	6.8
Loss on abandonment of long-lived assets	—	2.2	—	—

	3.0	47.2	48.4	58.4

Operating income (loss)	(4.6)	23.1	19.4	7.1
Other (income) expense:
Interest expense, net – third parties	1.8	—	—	—
Interest expense, net - affiliate	—	5.6	5.4	7.6
Other (income) expense	0.4	2.4	(0.6)	(1.2)

	2.2	8.0	4.8	6.4

Income (loss) before income taxes	(6.8)	15.1	14.6	0.7
Income tax provision (benefit) (Note 12)	(2.0)	5.3	5.5	4.1

Net income (loss)	$(4.8)	$9.8	$9.1	$(3.4)

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Consolidated Statements of Changes in Parent Company Investment and Stockholders’ Equity

(In Millions)

	Parent Company Investment	Common Stock	Paid In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
Predecessor Balance at December 31, 2001	$194.0	—	—	—	$(12.9)	$181.1
Comprehensive income (loss):	—	—	—	—	—
Net loss	(3.4)	—	—	—	—	(3.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(6.4)	(6.4)
Recognition of US pension and OPEB liabilities (see Note 1)	—	—	—	—	(3.5)	(3.5)
Minimum pension liability, net of $7.1 tax benefit	—	—	—	—	(11.2)	(11.2)

Comprehensive loss	—	—	—	—	—	(24.5)
Recognition of US pension and OPEB liabilities (see Note 1)	(20.1)	—	—	—	—	(20.1)
Net settlements with parent	(37.6)	—	—	—	—	(37.6)

Predecessor Balance at December 31, 2002	$132.9	—	—	—	$(34.0)	$98.9
Comprehensive income (loss):
Net income	9.1	—	—	—	—	9.1
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	5.4	5.4
Minimum pension liability, net of $1.1 tax benefit	—	—	—	—	(1.8)	(1.8)

Comprehensive income	—	—	—	—	—	$12.7
Net settlements with parent	(18.5)	—	—	—	—	(18.5)

Predecessor Balance at December 31, 2003	$123.5	$—	$—	$—	$(30.4)	$93.1
Comprehensive income (loss):
Net income	9.8	—	—	—	—	9.8
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	4.4	4.4
Minimum pension liability, net of $0.6 million tax expense	—	—	—	—	0.9	0.9

Comprehensive income	—	—	—	—	—	15.1
Forgiveness of affiliate debt and accrued interest	11.9	—	—	—	—	11.9
Net settlements with parent	164.2	—	—	—	—	164.2

Predecessor Balance at November 30, 2004	$309.4	$—	$—	$—	$(25.1)	$284.3

Initial contribution of capital	—	$95.0	—	—	—	$95.0
Comprehensive income (loss):
Net loss	—	—	—	(4.8)	—	(4.8)
Foreign currency translation adjustments	—	—	—	—	2.1	2.1

Comprehensive loss	—	—	—	—	—	$(2.7)

Balance at December 31, 2004	$—	$95.0	$—	$(4.8)	$2.1	$92.3

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Consolidated Statements of Cash Flows

(In Millions)

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Cash flows from operating activities
Net income (loss)	$(4.8)	$9.8	$9.1	$(3.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1.5	22.3	24.5	23.2
Non-cash interest on debt	1.5	—	0.5	0.6
(Gain) loss on sale of property, plant, and equipment	—	(0.2)	(2.3)	4.3
Loss on abandonment of long-lived assets	—	2.2	—
Pension and postretirement benefit costs	0.7	5.6	12.0	5.4
Deferred income taxes	(2.2)	(1.0)	(1.9)	2.6
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	21.1	(39.5)	(5.4)	(1.8)
Decrease (increase) in inventories	6.6	(4.9)	2.4	(1.7)
Decrease (increase) in prepaid expense and other current assets	(4.6)	(0.7)	(0.5)	2.9
(Decrease) increase in accounts payable	(3.1)	13.3	3.1	(2.4)
(Decrease) increase in accrued liabilities	(2.2)	0.9	(3.3)	6.7
(Decrease) increase in restructuring accruals	(0.8)	0.7	(1.9)	0.5
(Decrease) increase in other liabilities	(0.9)	2.8	(9.4)	(2.4)

Net cash provided by operating activities	12.8	11.3	26.9	34.5

Cash flows from investing activities
Capital expenditures	(0.2)	(5.3)	(12.0)	(13.3)
Proceeds from sale of property, plant, and equipment	—	0.3	5.9	0.3
Acquisition of business	(333.1)	—	—	—

Net cash used in investing activities	(333.3)	(5.0)	(6.1)	(13.0)

Cash flows from financing activities
Net receipts from (payments to) parent company	95.0	164.2	(18.5)	(37.6)
Debt issuance costs	(10.3)	—	—	—
Proceeds from issuance of debt	265.0	—	—	—
Net payments of debt	(5.0)	(141.3)	(4.2)	(3.8)

Net cash provided by (used in) financing activities	344.7	22.9	(22.7)	(41.4)
Effect of changes in foreign exchange rates on cash and cash equivalents	(0.1)	(0.8)	0.1	1.5

Change in cash and cash equivalents	24.1	28.4	(1.8)	(18.4)
Cash and cash equivalents – Beginning of period	—	6.6	8.4	26.8

Cash and cash equivalents – End of period	$24.1	$35.0	$6.6	$8.4

Supplemental disclosures of cash flow information:
Cash payments of interest	$0.3	$6.3	$5.9	$8.5
Cash payments of taxes	$0.2	$4.4	$4.9	$4.6

The accompanying notes are an integral part of these financial statements.

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Fabrics Inc. (the “Company” or the “Successor”), formerly Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business” or the “Predecessor”) is the world’s largest producer of primary and secondary carpet backing and a leading manufacturer and marketer of polypropylene synthetic fabrics used in a variety of other industrial applications such as geotextile end-uses, fabric bags/containers, and protective coverings. The Company has been engaged in the textile industry since 1884 and formerly operated primarily under the name Amoco Fabrics and Fibers Company or the BP Fabrics and Fibers Business (the “Predecessor”), wholly owned by its parent company BP p.l.c. (“BP”) until November 30, 2004

On December 1, 2004, the Company acquired the Business from BP and became a stand-alone company. The details of this acquisition are discussed further in Note 2, “Business Combinations.” The consolidated financial statements of the Company included herein reflect the accounts of the Company subsequent to the acquisition on December 1, 2004. The financial statements of the Predecessor are presented for comparative purposes and include the combined historical statements of the Business through the date of its acquisition by Propex Fabrics Inc. on December 1, 2004.

Basis of Presentation

Predecessor

The predecessor financial statements include amounts that have been derived from the financial statements and accounting records of BP using the historical results of operations and historical cost basis of the assets and liabilities of the Predecessor. The accompanying combined balance sheets do not include certain BP assets or liabilities that are not specifically identifiable to the Predecessor. The combined statements include all revenues and costs attributable to the Predecessor including a charge or allocation of the costs for BP provided support services and BP corporate costs. See Note 13 for further discussion of transactions with BP.

Successor

Subsequent to the acquisition on December 1, 2004, the consolidated financial statements of the Company include the wholly owned and majority-owned foreign subsidiaries and are prepared in conformity with generally accepted accounting principles in the United States of America. All significant intercompany accounts and transactions have been eliminated.

Earnings Per Share Data

Because Propex Fabrics Inc. is a wholly owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings/loss per common share data is excluded from presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures in the notes to the combined / consolidated financial statements. Actual results could differ from the estimates and assumptions used.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Third-Party Receivables

The Company provides an allowance for doubtful accounts equal to estimated losses that will be incurred in the collection of the receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables.

Inventories

Inventories are stated at the lower of cost or market value. Beginning December 1, 2004, all work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally. All raw materials, storehouse stock, process material, and packaging inventories are carried at average cost.

Predecessor: Prior to December 1, 2004, cost was determined using the last in, first out (LIFO) method for substantially all domestically held raw materials, work in process, and finished goods. Inventories valued under the LIFO method represented 53% of total inventories at December 31, 2003. For the non-U.S. operations, cost is determined using the first in, first out (FIFO) method. Storehouse stock, process material, and packaging inventories are carried at average cost.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the depreciable assets, as follows:

Land	None
Buildings	40 years
Machinery and equipment	5 to 20 years
Other assets	3 to 14 years

Useful lives utilized by the Predecessor were not materially different from those established by the Successor.

Maintenance and repairs on property, plant and equipment are expensed as incurred. Replacements and betterments increasing the useful lives of the assets are capitalized.

Depreciation expense is classified in the statement of income as cost of sales and selling, general and administrative expense as appropriate.

Impairment of Long-Lived Assets

Long-lived assets and intangibles subject to amortization are reviewed for impairment annually or more frequently when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards 144 (SFAS 144), Impairment or Disposal of Long-Lived Assets. If the carrying amount of the asset or asset group exceeds the expected undiscounted cash flows of the asset or asset group, an impairment charge is recognized in operating income or loss equal to the amount by which the carrying amount exceeds the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

Goodwill and Other Intangible Assets

Prior to the acquisition, intangible assets consisted of goodwill and technology licenses. Effective January 1, 2002, the Company adopted the SFAS 142. Under SFAS 142, goodwill is no longer amortized, and is instead subject to annual impairment tests with such impairment charges recorded in operating income or loss. Other intangible assets are also subject to annual impairment tests and are amortized over an estimate of their useful life. Such impairment tests may be performed more frequently if circumstances warrant.

Intangible assets created as a result of the acquisition have been recorded in accordance with the requirements of SFAS 141, which required their valuation to fair value as of the December 1, 2004 acquisition date with amortization to occur over their useful lives. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. However, as the Company continues to evaluate and refine certain estimates, the allocation of their fair value across assets and segments could be adjusted.

Deferred Financing Costs

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest method. These capitalizable costs have been recorded within “Other assets” on the December 31, 2004 balance sheet.

Parent Company Investment – Predecessor

For periods on or before November 30, 2004, the parent company investment included in the balance sheet reflects BP’s investment in the Predecessor, accumulated earnings and losses of the Predecessor, less dividends paid, and accumulated other comprehensive income. Debt instruments issued to BP affiliates and trade payables related to resin purchases from BP affiliates are recognized as liabilities in the combined balance sheet; all other balances with BP affiliates are included within parent company investment. The operations of the Predecessor in the United States participate in BP’s centralized cash management programs. Disbursements were made through centralized accounts payable systems, which were operated by BP. Cash receipts were transferred to centralized accounts, also maintained by BP. As cash was disbursed and received by BP, it was accounted for through parent company investment. These financial statements include direct charges for certain BP provided services and allocations of BP’s expenses for general corporate expenses, income taxes, and non charged services provided by BP, which are discussed in Note 13 to these financial statements.

Stockholders’ Equity – Successor

On October 4, 2004, the Successor entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. For purposes of this disclosure, BP p.l.c. and BP Amoco Chemical Holding Company and certain of its affiliates are collectively referred to as “BP.” Pursuant to the stock purchase agreement, BP sold all the outstanding capital stock of the entities comprising the fabrics business of BP to the Company. BP also sold to the Company also purchased from BP specified assets comprising BP’s Canadian fabrics business, various intellectual property assets and various other assets associated with the fabrics business. The closing date of this transaction was December 1, 2004. As of December 1, 2004, the Company reports the financial statements on a consolidated basis with stockholders’ equity or deficit and reorganized the Business’ corporate structure and began operating under the name of Propex Fabrics Inc. The Company also formed two domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries.

Income Taxes

The Company records deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, using enacted statutory tax rates applicable to future years when the temporary difference is expected to reverse. The Company records a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Prior to November 30, 2004, the operating results of the Predecessor were included in BP’s consolidated U.S. federal and state tax returns and in the tax returns of certain foreign entities. The provision for income taxes in the accompanying Predecessor financial statements reflects BP’s allocation of income taxes as if the Company had filed separate tax returns for the periods presented. Income taxes payable in the U.S. were settled with BP through the parent company investment.

Beginning December 1, 2004, Propex Fabrics is responsible for filing its own tax returns.

Foreign Currency Translation

The functional currency for all non-U.S. operations of the Company is the applicable local currency. The functional currency amounts are translated into U.S. dollars for balance sheet accounts using the rates in effect as of the balance sheet date and a weighted average exchange rate for revenue and expense accounts is applied for each respective period. Prior to December 1, 2004, the translation adjustments were reported as a separate component of parent company investment, within other comprehensive income. Beginning December 1, 2004, translation adjustments are recorded as a component of stockholders’ equity. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the operations involved are included in other income or expense.

Pension and Other Postretirement Benefits

As the sponsor of its own pension and other postretirement benefit arrangements in place for its employees, the Company charges the cost of providing pensions to income on a systematic basis. Actuarial gains and losses are amortized over the average expected remaining service lives of current employees. Amounts accrued for both funded and unfunded pension and other postretirement benefit liabilities are included within “Accrued pension and other postretirement benefit liabilities.”

The pension and other postretirement benefit costs included in the statement of income of the Predecessor represent the costs specific to the benefit plans operated for employees of the Predecessor, calculated in accordance with accounting principles generally accepted in the United States using a combination of BP and Predecessor-specific assumptions.

Effective December 1, 2004 with the acquisition, certain changes were made to the German pension plan and U.S. postretirement benefit plan. These changes are discussed in Notes 10 and 11. As part of accounting for the acquisition, the Company revalued all of the remaining pension and postretirement plans on December 1, 2004 in accordance with SFAS 141, “Business Combinations.”

Revenue Recognition

The Company recognizes revenue from sales of product when title has passed, which is generally when the product is shipped. The Company has certain sales rebate programs with some customers, which periodically require rebate payments. The Company estimates amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods, less estimated future rebate payments, allowances, and sales returns. These estimates are based upon the Company’s historical experience. The Company records allowances for discounts and returns based on the historical relationships between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Cost of Sales

The Company classifies the costs of manufacturing and distributing its products as cost of sales. Manufacturing costs include variable costs, primarily raw materials and energy, and other expenses directly associated with production. Fixed manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics, repair and maintenance, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of sales.

Shipping and Handling Costs

Shipping and handling costs are included within cost of sales. The Predecessor recognized $14.2 million for the eleven months ended November 30, 2004 with the Successor incurring $1.4 million for the month of December 2004. The Predecessor incurred $15.4 million and $15.7 million for the years ending December 31, 2003, and 2002, respectively.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and are included in selling, general, and administrative expense. Predecessor costs amounted to $0.5 million for the eleven months ending November 30, 2004 with the Successor recognizing $0.1 million for the month of December 2004. Predecessor costs were $0.8 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and are included within selling, general, and administrative expense. The Predecessor recognized $7.4 million for the eleven months ending November 30, 2004 and the Successor recognized $0.6 million in December 2004. The Predecessor incurred $7.2 million and $7.3 million of research and development costs for the years ended December 31, 2003, 2002, respectively. The Company’s research and technology activities primarily involve providing technical support to manufacturing and customers. Research and technology also develops new products and evolutionary improvements of existing products to better meet customer requirements.

Concentration of Credit Risk

Credit is extended by the Company based upon an evaluation of the customer’s financial position, and generally collateral is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management’s expectations.

Two customers individually accounted for more than 10% of net sales in 2004, the first amounting to $131.3 million or 21.5% of total sales and the second amounting to $62.1 million or 10.2% of total sales. In 2003, sales to these customers were $106.5 million and $55.2 million. One of these major customers represented approximately 20.3% of the outstanding trade accounts receivable balance as of December 31, 2004 and 20% at December 31, 2003.

The Company sells most of its furniture and bedding products to two primary customers. The Company has long-standing relationships with these two key customers, developed over the last 25 years.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables, and trade payables approximated fair values as of December 31, 2004 and 2003. On December 1, 2004, a portion of the purchase price was paid from borrowings under a new credit facility consisting of a $110.0 million senior term loan and a revolving line of credit of $65.0 million from BNP Paribas Securities Corporation. Both of these notes have floating interest rates.

The fair value of the $150 million 10% senior notes at December 31, 2004 was $153.9 million. The fair value of this loan was determined based upon the market price for the notes.

Fiscal Year

The Company adheres to a calendar fiscal year ending on December 31, however due to the acquisition, the 2004 fiscal year is treated separately between the Predecessor (January 1, 2004 to November 30, 2004) and Successor (December 1, 2004 to December 31, 2004) companies. Additionally, quarterly reporting adheres to the calendar quarters of March 31, June 30, and September 30.

Reclassifications

Certain prior period financial statement balances have been reclassified to conform to the current year presentation.

Adoption of New Accounting Pronouncements

In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FAS 106-2), providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘the Act”). For the Predecessor, the postretirement benefit obligation at December 31, 2003 and eleven months ended 2004 do not reflect any effects of this act. For the Successor, the program was modified to limit participation to employees within 10 years of retirement eligibility and curtailed program benefits for retirees when they reach the age of 65. Therefore, the postretirement benefit obligation at December 31, 2004 and postretirement expense for the month ended December 31, 2004 are not affected by this act.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”) providing guidance regarding certain accounting and reporting issues associated with the American Jobs Creation Act of 2004. The Company is still in the process of evaluating the effects of the repatriation provision of the Act and expects to complete that evaluation December 31, 2005. To date, the Company has not remitted any amounts under the repatriation provision. Currently, the related range of income tax effects of such a repatriation cannot be reasonably estimated.

Beginning December 1, 2004, all raw materials, work in process, and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally instead of LIFO. There is no LIFO reserve on the December 31, 2004 balance sheet.

2. Business Combination

On December 1, 2004, the Company completed the purchase of the Business from BP. Pursuant to the stock purchase agreement, Propex Fabrics Inc. acquired all the outstanding capital stock of the entities comprising the fabrics and fibers business of BP. Additionally, the Company also acquired specified assets comprising BP’s Canadian fabrics business and various intellectual property assets and various other assets associated with the fabrics and fibers business. The aggregate cash purchase price was $340 million, excluding acquisition related costs of $9.3 million. The purchase price paid at the closing was financed with proceeds from the Company’s offering of Senior Notes, Senior Term Loan, and with capital contributions from the Company’s investors and the seller note to the Company’s parent. See Note 14 for discussion of long-term debt.

The acquisition is accounted for under the purchase method of accounting in accordance with the provisions of SFAS No. 141, “Business Combinations.” The Company has completed its preliminary purchase price allocation; however, the final purchase price is subject to certain purchase price adjustments with BP that, to date have not been finalized. The Company continues to obtain information necessary to complete the purchase price allocation. The purchase price allocation will be completed within one year of the transaction and is not expected to have a material impact on the Company’s financial position or results of operations. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$13.6
Accounts Receivable, net	114.3
Inventory, net	96.5
Prepaids and other	4.5
Other long-term assets	3.4
Property, plant, and equip	207.5
Intangible assets	14.5
Deferred tax asset	18.1

Total assets acquired	$472.4

Accounts payable	32.9
Accrued liabilities	25.3
Other current liabilities	3.8
Deferred tax liabilities	2.6
Other long-term liabilities	58.5

Total liabilities assumed	123.1

Net assets acquired	$349.3

In accordance with SFAS 141, management allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. The Company’s property, plant and equipment were valued based on a combination of the cost or market approach, depending on whether market data was available. Also considered were technical, functional, and economic obsolescence inherent in the Company’s property, plant and equipment.

The following table presents supplemental pro forma information for each of the two years ended December 31, 2004 and 2003 as if the acquisition had been completed as of the beginning of each respective period. Pro forma adjustments are based on preliminary estimates and assumptions and include the impact of:

•	The conversion of LIFO to FIFO accounting;

•	Postretirement benefit cost reductions due to BP retaining liability for the current retiree eligible employees and the Company limiting the remaining plan;

•	Pension cost reductions due to BP retaining certain German pension liabilities;

•	Reduced depreciation resulting from purchase accounting adjustments to reduce the value of long lived assets resulting from the allocation of negative goodwill;

•	Amortization of the new non-compete agreement between the Company and BP and other intangibles newly created as a result of the acquisition; and

•	Substitution of the new debt structure in place of the prior affiliate debt.

	Pro Forma Financial Information (unaudited, in millions)
	2004	2003
Net Revenue	$609.6	$522.3
Net income	$9.6	$10.8

3. Accounts Receivable

Accounts receivable consist of the following:

		Predecessor (Note 1)
	December 31, 2004	December 31, 2003
Trade accounts receivable, gross	$97.0	$76.2
Less:
Allowance for discounts and returns	(0.5)	(0.6)
Allowance for doubtful accounts	(3.9)	(3.7)

Accounts receivable, net	$92.6	$71.9

4. Inventories

Inventories consist of the following:

		Predecessor (Note 1)
	December 31, 2004	December 31, 2003
Raw materials	$15.0	$12.7
Work in process	24.0	16.5
Finished goods	44.8	35.8

	83.8	65.0
Less: LIFO reserve	—	(14.7)

	83.8	50.3
Storehouse stock and other	6.9	5.8

Total Inventories, net	$90.7	$56.1

In 2003 and 2002, inventory quantities decreased and resulted in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years that differ from the cost of purchases in these years. The effect of the liquidations in 2003 and 2002 was not material. Inventory balances are shown net of reserves for obsolescence of nil and $1.6 million as of December 31, 2004 and December 31, 2003, respectively.

5. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following as of December 31, 2004 and 2003:

		Predecessor (Note 1)
	December 31, 2004	December 31, 2003
Land	$15.5	$11.6
Buildings and land improvements	71.6	157.0
Machinery, equipment, and other	120.2	600.8
Construction in progress	1.8	14.9

Total property, plant, and equipment	209.1	784.3
Less: Accumulated depreciation	(1.2)	(514.5)

Property, plant, and equipment, net	$207.9	$269.8

During the second quarter of 2004, management of the Predecessor conducted an evaluation of certain long-lived assets, which had been removed from service. In connection with this evaluation, they concluded that certain of these assets would be permanently idled. As a result, these assets were treated as abandoned in June 2004, and the Company recorded a loss on the abandonment of long-lived assets of approximately $2.2 million.

6. Goodwill and Other Intangible Assets

Prior to the acquisition on December 1, 2004, indefinite lived intangible assets consisted of goodwill associated with the acquisition of Phillips Fibers Company in 1993. Finite lived intangible assets also consisted of a technology license purchased by the Predecessor’s Germany location. The technology license has a 15-year economic life and is being amortized on a straight-line basis. Effective January 1, 2002, the Company adopted the provisions of SFAS 142, and ceased amortization of goodwill from that date. Goodwill of $2.4 million remained on the Predecessor’s books through November 30, 2004.

The following is a brief description of the types of intangibles identified as a result of the acquisition:

Customer relationships. The Company has developed a number of long-standing customer relationships that have a probability of continuing into the future. Such relationships have an expected remaining life of 20 years.

Patents. The Company has assigned value to two of its patented innovations, Matrix® and LOCBAC XP®. These patented technologies are used in the manufacturing of carpet backing and have been assigned an expected life of approximately 15 years.

BP non-compete agreement. BP has agreed not to reenter this industry and compete with the Company. BP is currently one of the largest manufacturers of polypropylene, but this agreement bars it from competing in the Company’s lines of business. A 5-year expected life is assigned to this intangible asset.

Employment agreements. The Company has a seasoned and experienced top management with a proven track record of success. Employment agreements have been executed with the majority of top management to provide incentive for these employees to stay with the Company. These agreements have a 1-year expected life.

Goodwill and intangibles consisted of the following after the revaluation of as of December 1, 2004:

			Predecessor (Note 1)
	December 31, 2004		December 31, 2003
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible asset not subject to amortization:
Goodwill	$—	$—	$2.4	$—
Intangible assets subject to amortization:
Customer Relationships	3.9	—	—	—
Patents	0.5	—	0.5	(0.1)
BP non-compete agreement	9.1	(0.2)	—	—
Employment agreements	1.1	(0.1)	—	—

Total intangible assets	$14.6	$(0.3)	$2.9	$(0.1)

Amortization of intangibles totaled $0.3 million in the month of December 2004, nil for the eleven months ended November 30, 2004, and $0.1 million and nil for the twelve months ended December 31, 2003 and 2002, respectively.

The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five years and thereafter:

2005	$3.0
2006	2.0
2007	2.0
2008	2.0
2009	1.9
Thereafter	$3.4

7. Other Assets

Other assets consisted of the following:

			Predecessor (Note 1)
	Useful Life	December 31, 2004	December 31, 2003
Notes receivable	N/A	$0.5	$1.0
Deferred financing costs	8 years	10.8	—
Software	5 years	2.6	1.0
Other	N/A	0.5	0.9
Less: Accumulated amortization		(0.2)	(0.3)

Other long-term assets, net		$14.2	$2.6

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are as follows:

		Predecessor (Note 1)
	December 31, 2004	December 31, 2003
Trade payables	$28.8	$15.6
Affiliates	—	2.8
Accrued salaries and wages	13.3	11.8
Other	6.6	8.4

Accounts payable and accrued liabilities	$48.7	$38.6

9. Restructuring and Other Similar Costs

In 2004, the Predecessor engaged in restructuring activity in Europe to respond to declining European product demand and continued weakness in the European economy. The Predecessor recognized expense of $1.1 million in the eleven months ended November 2004 with the Successor recapturing $0.5 million of that expense in December 2004. These transactions resulted in a $0.9 million unpaid at December 31, 2004.

In 2003, the Predecessor restructured the management oversight of its Seneca plant, thereby reducing its management personnel. Additionally, the operations of the plant’s manufacturing processes were streamlined, enabling a reduction in its production personnel. This restructuring was completed by September 2003, and resulted in a pre-tax charge of $0.9 million for the year ended December 31, 2003, which was comprised of severance related costs for approximately 20 employees.

In 2002, BP announced the cessation of manufacturing operations at the Company’s site located in Sydney, Australia. The plant closure was substantially complete by December 31, 2002. Certain assets were relocated within existing operations of the Company, and the remainder were sold or otherwise disposed of. The closure resulted in a pre-tax charge of $6.8 million for the year ended December 31, 2002, which was comprised of severance related costs of $2.1 million for approximately 80 employees, charges of $3.3 million for asset write-offs and $1.4 million in other closure-related costs. Of these amounts, $1.3 million remained unpaid at December 31, 2002, and is included within “Restructuring and other similar costs” accruals; this amount was subsequently paid in 2003. The closure also generated a net pre-tax credit to income of $2.8 million for the year ended December 31, 2003 representing a net gain on the sale of land and buildings in connection with the closure.

The charges for restructuring and other similar costs are comprised of the following:

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Employee severance and exit costs accrued	$(0.5)	$1.1	$0.9	$2.1
Impairment of long-lived assets	—	—	—	3.3
Amounts expensed as incurred	—	—	—	1.4
Gain on sale of land and building	—	—	(2.8)	—

Restructuring and other similar costs per the consolidated/combined statement of operations.	$(0.5)	$1.1	$(1.9)	$6.8

Restructuring accruals are summarized as follows:

		Predecessor (Note 1)
	December 31, 2004	December 31, 2003
Balance at beginning of period	$0.9	$2.4
Cash payments	(0.6)	(1.9)
Accrual for new committed / announced program	1.1	0.9
Excess accrual reversal	(0.5)	(0.5)

Balance at end of period	$0.9	$0.9

10. Pension Benefits

The Company sponsors two defined benefit pension plans in the U.S. for employees who have completed a qualifying length of service. The Company operates an unfunded defined benefit pension plan in Germany and a funded defined benefit plan in Brazil, which are available to all employees after meeting certain service levels. Benefits for all plans are generally based on employees’ years of service and salary levels. For the U.S. plans, contribution amounts are determined by independent actuaries using an actuarial method that has an objective of providing an adequate fund to meet pension obligations as they mature. Prior to December 1, 2004, pension costs were derived using the projected unit credit method and were based on a combination of BP and company-specific assumptions. Beginning December 1, 2004, all company-specific pension assumptions reflect the Company as a stand-alone entity.

In Europe, BP split the German pension plan between active and retired employees and BP retained the retiree portion of the plan along with the associated liabilities.

The weighted-average assumptions used in calculating the pension obligations as of December 31 (the measurement date), and related net periodic benefit costs were as follows:

				Predecessor (Note 1)
	Month ended December 31,			Eleven months ended November 30,		Year ended December 31,
	2004 U.S.	2004 Brazil	2004 Germany	2004 U.S.	2004 Germany	2003 U.S.	2003 Germany	2002 U.S.	2002 Germany
Used to determine benefit obligations:
Discount rate	5.75%	6.00%	5.00%	6.00%	5.50%	6.00%	5.75%	6.75%	6.00%
Future salary increases	4.00	2.00	2.50	4.00	2.50	4.00	2.50	4.00	2.50

Used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	5.50%	6.00%	5.50%	6.75%	6.00%	6.75%	6.00%
Expected return on assets.	8.00	6.00	N/A	8.00	N/A	8.00	N/A	8.00	N/A
Compensation increase	4.00	2.00	2.50	4.00	2.50	4.00	2.00	4.00	2.00

The expected long-term return on plan assets reflects management’s expectations of the long-term average returns of each asset class, weighted by the anticipated allocation of pension assets to that asset class. Various independent market forecasts and information are considered when developing the expected return including long-term historical returns, current and expected market conditions and investment strategy.

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Change in pension obligation
Projected benefit at beginning of period	$141.6	$135.2	$116.6	$27.6
Purchase accounting adjustments – BP retained liabilities	(21.8)	—	—	—

Recognition of U.S. pension plans at January 1, 2002	—	—	—	79.7
Service cost	0.3	3.2	3.2	2.7
Interest cost	0.6	7.0	7.6	7.2
Benefits paid	(0.9)	(7.4)	(9.6)	(8.7)
Plan amendments	—	—	0.8	—
Loss on settlement payments	—	—	0.8	—
Actuarial loss	—	1.0	9.0	3.0
Impact of changes in foreign exchange rates	0.5	2.6	6.8	5.1

Projected benefit at end of year	$120.3	$141.6	$135.2	$116.6

Change in plan assets
Fair value of plan assets at beginning of year	$63.2	$59.1	$48.5	$—
Inclusion of Brazilian plan assets	1.0	—	—	—
Recognition of U.S. pension plans at January 1, 2002 (see Note 1)	—	—	—	62.6
Actual return on plan assets	(0.3)	5.8	10.3	(8.0)
Employer contributions	—	4.6	9.9	2.6
Benefits paid	(0.9)	(6.3)	(9.6)	(8.7)

Fair value of plan assets at end of year	$63.0	$63.2	$59.1	$48.5

Reconciliation of funded status
Funded status	$(57.3)	$(78.4)	$(76.1)	$(68.1)
Purchase Accounting Adjustments	2.7	—	—	—
Unrecognized prior service cost	—	(1.9)	(1.7)	(2.6)
Unrecognized transition obligation	—	0.1	(0.2)	(0.7)
Unrecognized actuarial loss	—	34.8	35.3	33.5

Net amount recognized in the balance sheet	$(54.6)	$(45.4)	$(42.7)	$(37.9)

Historically the Brazilian pension plan net asset/liabilities were included elsewhere in the financial statements. The Brazilian plan assets of $1.0 million and corresponding projected benefit obligation of $0.8 million are included in the above purchase accounting adjustment lines beginning December 1, 2004.

		Predecessor (Note 1)
	December 31, 2004	November 30, 2004	2003	2002
Balance sheet components
Accrued pension liability	$(54.6)	$(71.0)	$(69.8)	$(62.1)
Accumulated other comprehensive income	—	25.6	27.1	24.2

Net amount recognized in the balance sheet	$(54.6)	$(45.4)	$(42.7)	$(37.9)

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year Ended December 31,
			2003	2002
Components of net periodic pension cost
Service cost	$0.3	$3.2	$3.2	$2.7
Interest cost	0.6	7.0	7.6	7.2
Expected return on plan assets	(0.4)	(5.2)	(5.5)	(7.0)
Amortization of transition amount	—	1.3	(0.5)	(0.5)
Amortization of prior service cost	—	(0.2)	(0.2)	(0.3)
Settlements, curtailments and other	—	—	2.6	0.3
Amortization of unrecognized actuarial (gain)/loss	—	(0.4)	0.5	(0.1)

Net periodic pension cost	$0.5	$5.7	$7.7	$2.3

The accumulated benefit obligation for the defined benefit pension plans was $120.3 million and $127.6 million at December 31, 2004 and 2003, respectively.

The decrease in the minimum pension liability, included in other comprehensive income, for the twelve months ended December 31, 2004 amounted to $1.5 million. The increase in the minimum pension liability, included in other comprehensive income, for the year ended December 31, 2003 was $2.9 million.

Plan Assets

Pension plan asset allocations at December 31, 2004 and 2003 by asset category, are as follows:

			Predecessor (Note 1)
	2004		2003
	Assets	Percent	Assets	Percent
Asset category
U.S. equity	$—	—%	$32.8	55%
Non-U.S. equity	—	—	12.2	21
Fixed income	—	—	8.6	15
Cash	63.0	100	2.1	4
Other	—	—	3.4	5

Total	$63.0	100%	$59.1	100%

Pension plan assets are held in a trust. The primary objective of the trust is to accumulate a pool of assets sufficient to meet the obligations of the various plans. The Company invests the assets of the trust in a manner consistent with its fiduciary obligations and principles that reflect current prudent and appropriate practices in portfolio management.

11. Other postretirement benefits

The Company provides certain health care and life insurance benefits for retired employees in the United States. Costs borne by the Company for retirees are based on age and length of service at retirement. The health care benefits are provided through the Company’s medical benefit plan, and a Group Term Life Insurance Plan. Prior to December 1, 2004, the other postretirement obligations and related costs reflected in these financial statements reflected the benefit arrangements specific to the employees of the Company and were based on a combination of BP and company-specific assumptions that may not necessarily mimic the assumptions of the Company as a stand-alone entity.

As part of the purchase agreement, BP retained the liability for all retiree eligible employees. In addition, the Successor company modified the program to limit participation to employees within 10 years of retirement eligibility and curtailed program benefits for retirees when they reach the age of 65 / medicare eligible. In Europe, BP split the German pension plan between active employees and pensioners and BP retained the pensioner portion of the plan along with the associated liabilities.

	Month ended December 31,	Eleven months ended November 30,	Predecessor (Note 1) Year ended December 31,
	2004	2004	2003	2002
Change in benefit obligation
Benefit obligation at beginning of period	$4.7	$73.5	$40.4	$—
Recognition of U.S. benefit plan at January 1, 2002 (see Note 1)	—	—	—	31.9
Service cost	—	2.3	1.1	0.8
Interest cost	—	4.0	2.7	2.2
Plan amendments	—	(4.1)	—	—
Benefits paid	—	(2.5)	(2.6)	(2.1)
Actuarial (gain) loss	—	(14.6)	31.9	7.6

Benefit obligation at end of period	$4.7	$58.6	$73.5	$40.4

At the time of the acquisition, the benefit obligation declined by $53.9 million due to BP’s assumption of certain liabilities and certain plan changes, which reduced the duration of benefits and limited eligibility.

			Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Reconciliation of funded status
Funded status	$(4.7)	$(58.6)	$(73.5)	$(40.4)
Unrecognized prior service cost	—	(4.4)	(0.2)	(0.4)
Unrecognized actuarial loss	—	24.5	42.1	11.0

Net amount recognized in the balance sheet	$(4.7)	$(38.5)	$(31.6)	$(29.8)

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Components of net periodic benefit cost
Service cost	$—	$2.4	$1.1	$0.8
Interest cost	—	4.0	2.7	2.2
Amortization of prior service cost	—	—	(0.2)	(0.2)
Amortization of unrecognized actuarial loss	—	3.0	0.7	0.3

Net periodic benefit cost	$—	$9.4	$4.3	$3.1

The weighted-average assumptions used in calculating the other postretirement benefit obligations as at December 31 (the measurement date), and related costs were as follows:

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Used to determine benefit obligations:
Discount rate	5.75%	6.00%	6.00%	6.75%

Used to determine net periodic benefit cost:
Discount rate	5.75%	6.00%	6.75%	7.25%

The assumed rates of future increases in per capita cost of health care benefits (health care cost trend rate) for 2005 are 10.0% declining gradually to 6.0% respectively for the year 2008 and subsequent years. The assumed rates of future increases in per capita cost of health care benefits (health care cost trend rate) for 2004 was 11.0% for those beneficiaries under age 65 and 14.0% for those beneficiaries aged 65 and over, each declining gradually to 5.0% and 6.0% respectively for the year 2009 and subsequent years.

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage point change in assumed health care cost trend rates for the postretirement benefit plan as it exists beginning December 1, 2004 would have the following effects:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost for 2005	$—	$—
Effect on year end 2004 postretirement benefit obligation	0.4	(0.4)

12. Income Taxes

Income (loss) before income taxes consisted of the following:

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
U.S. operations	$(5.1)	$6.8	$9.9	$0.5
Non-U.S. operations	(1.7)	8.3	4.7	0.2

	$(6.8)	$15.1	$14.6	$0.7

The provision (benefit) for income taxes consisted of the following:

		Predecessor (Note 1)
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ending December 31,
			2003	2002
Current:
Federal	$—	$5.2	$4.5	$0.9
State	—	1.0	0.5	0.1
Non-U.S.	0.2	2.0	2.1	0.5

	0.2	8.2	7.1	1.5
Deferred:
Federal	$(1.7)	$(2.6)	$(1.6)	$(0.5)
State	(0.2)	(0.5)	(0.1)	0.1
Non-U.S.	(0.3)	0.2	0.1	3.0

	(2.2)	$(2.9)	(1.6)	2.6

Total	$(2.0)	$5.3	$5.5	$4.1

The major components of deferred tax assets and liabilities were as follows:

		Predecessor (Note 1)
	December 31, 2004	December 31, 2003
Deferred tax liabilities:
Property, plant, and equipment	$2.2	$50.1
Other	5.6	1.9

Total deferred tax liabilities	7.8	52.0

Deferred tax assets:
Property, plant and equipment	6.0	—
Accrued liabilities	2.1	34.0
Net operating loss carryforwards	16.5	15.9
Recoverable asset tax	4.5	3.9
Pension and postretirement medical	17.4	—
Other	1.2	—

	47.7	53.8
Valuation allowance	(22.2)	(18.3)

Total deferred tax assets, net of valuation allowance	25.5	35.5

Net deferred tax asset (liability)	$17.7	$(16.5)

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $67.2 million. As of December 31, 2004, $7.6 million related to U.S. federal and state income taxes and $59.6 million related to Mexico and Europe. A full valuation allowance has been placed on the net operating losses of Mexico and Germany. The U.S. federal and state net operating loss carryforwards of $ 7.6 million will expire on various dates through 2024. The net operating loss carryforwards in Mexico of $12.8 million will expire on varying dates through 2014; those attributable to the German operations of $46.8 million do not expire. The net operating loss carryforwards in foreign tax jurisdictions may be subject to limitations due to the ownership change; the Company is reviewing this currently. The U.S. net operating loss carryforwards were generated during December 2004.

United States income taxes have not been provided on undistributed earnings of international subsidiaries.

The American Jobs Creation Act, signed into law in October of 2004, provides the Company an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. The Company is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate as follows:

			Predecessor (Note 1)
	Month ended December 31, 2004	Eleven Months Ended November 30, 2004	Year ended December 31,
			2003	2002
Tax computed at statutory rate	$(2.3)	$5.0	$5.1	$0.3
Permanent income tax disallowances	—	—	(0.3)	(0.2)
State taxes, net of federal benefit	(0.2)	0.3	0.4	0.1
Foreign tax rate differences	—	(1.1)	(0.3)	(0.2)
Tax settlements	—	—	(0.7)	—
Mexico valuation allowance	0.2	—	—	—
Other valuation allowances	0.2	—	1.9	3.7
Other, net	0.1	1.1	(0.6)	0.4

	$(2.0)	$5.3	$5.5	$4.1

13. Transactions with BP

During the periods prior to November 30, 2004 under the Predecessor, BP made certain allocations of its expenses to the Company. Management believes the assumptions underlying such allocations of the combined financial statements are reasonable. However, the combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows in the future or what its results of operations, financial position and cash flows would have been had the Company been a stand-alone company during the periods presented.

Subsequent to the acquisition, Propex Fabrics Inc. must either provide these services for itself or transact for such services from third parties as an independent entity.

Cash Management

Until November 30, 2004, the operations of the Company in the United States participated in BP’s centralized cash management programs. Disbursements were made through centralized accounts payable systems, which were operated by BP. Cash receipts were transferred to centralized accounts, also maintained by BP. As cash was disbursed and received by BP, it was accounted for through parent company investment. The Company’s operations in Europe also participated in certain aspects of BP’s European cash management programs. Cash and cash equivalents reflected on the combined balance sheet relate to the non-U.S. operations that operate their own cash management systems.

Beginning December 1, 2004, the Company maintains stand-alone cash accounts and executes its cash receipt and disbursement transactions independent of the BP centralized system.

A summary of significant transactions with BP is shown below:

	Predecessor (Note 1)
	Eleven months ended November 30, 2004	Year ended December 31,
		2003	2002
Purchases of polypropylene resin	$42.3	$68.1	$80.3
BP support services	4.7	6.3	8.9
General corporate expenses	4.1	3.0	2.1
Employee benefits	24.8	25.1	22.9
Interest on affiliate debt	5.0	5.3	7.8

Purchases of Polypropylene Resin

The Company purchases a significant portion of its polypropylene resin, the primary raw material used in products, from BP. Resin purchases from BP are at prices that approximate general market prices.

BP Support Services

Through November 30, 2004, BP provided the Company with certain centralized staff functions such as legal, accounting, tax, human resources, information technology, environmental, health and safety, and management’s stock option expenses. BP has charged the estimated cost of providing these services to the Company in the period in which such services were provided. In isolated instances, BP also provided certain services to the Company at no charge, which have been estimated and allocated to the Company as a part of general corporate expenses.

During the two years leading up to the acquisition, management initiated steps to conduct its business more independently from BP with the objective of positioning the Predecessor as a stand-alone entity. While much of the support services previously provided by BP are now provided internally at Propex Fabrics Inc., a portion of these support services are outsourced to third party service providers.

General Corporate Expenses

A portion of general BP corporate costs were allocated to the Predecessor based on the Company’s capital employed, capital spending, headcount, or other appropriate bases and are included in the statement of operations. All of the allocations and estimates in the combined statements of operations are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Predecessor had been operated on a stand-alone basis.

Employee Benefits

The Predecessor participated in defined benefit pension and other postretirement benefit plans. These plans cover the bulk of the employees of the Company. In the U.S., the Predecessor had two defined benefit pension plans, a medical benefit plan, and participates in a Group Term Life Insurance Plan. Costs associated with the provision of benefits under the pension and other postretirement benefit plans were calculated in accordance with accounting principles generally accepted in the United States, and are disclosed in Notes 9 and 10 to the financial statements; these costs are excluded from the table above. Other employee benefit costs charged to the Predecessor include medical, dental and life insurance for active employees, 401(k) savings expenses, long-term disability, vision, and payroll taxes.

Affiliate Debt – Pre-Acquisition

Prior to the acquisition, the Predecessor had certain long-term debt obligations to BP consisting of the following:

The Predecessor entered into a $500 million loan agreement facility (effective December 31, 1995) under which the principal amount outstanding as of November 30, 2004 and December 31, 2003 was $1.2 million and $141.3 million. Under the terms of the agreement, the Predecessor was to repay the principal balance through a balloon payment upon maturity (December 31, 2006) and interest payments at a rate of 130% of the U.S. federal discount rate were to be made semi-annually. Interest payments in the amounts of $5.5 million, $4.7 million, and $6.9 million were made in 2004, 2003, and 2002, respectively and settled through the parent company investment account. In accordance with the terms of the purchase agreement, the Predecessor repaid its outstanding principal and related accrued interest on November 24, 2004.

The Predecessor entered into a second loan agreement with BP (effective July 5, 1996) in the principal amount of $50 million that was scheduled to mature on July 5, 2006. Under the terms of the agreement, the Predecessor was to make annual payments including both the principal and interest. Interest expense accrued at a fixed rate of 8%. The principal balance outstanding as of November 30, 2004 and December 31, 2003 was nil and $11.5 million, respectively. On November 24, 2004, BP forgave the outstanding principal balance; the Predecessor has recorded this debt forgiveness as a parent company investment contribution. The Predecessor made cash payments for principal and interest totaling $4.9 million and $5.2 million during the years ended 2003 and 2002 respectively. As the loan was forgiven in November 2004, there is no accrued interest for this loan at December 31, 2004. As of December 31, 2003, the Predecessor had accrued interest in the amount of $0.4 million for this loan.

These loans are subject to certain affirmative and negative covenants and are subject to customary events of default.

14. Long-term Debt

Total long-term debt at December 31, 2004 and 2003 consisted of the following (in millions):

		Predecessor (Note 1)
	2004	2003
BP affiliate debt	$—	$152.9
10% senior notes due 2012	150.0	—
Senior secured term loan due 2011	110.0	—

Less – current maturities of senior secured term loan	(5.5)	(3.9)

Total long-term debt at December 31,	$254.5	$149.0

The BP affiliate debt was repaid in full on November 24, 2004.

•	$150 million 10% senior notes due 2012. Interest on the Senior Notes accrues at 10% per year beginning from the date of issuance and is payable on June 1st and December 1st of each year, commencing June 1, 2005. Interest only is payable throughout the term of the Senior Notes with principal and unpaid interest payable at maturity on December 1, 2012. Interest of $1.3 million was accrued as of December 31, 2004. The Senior Notes are unsecured senior obligations of the

Company and are effectively subordinated to all existing and future secured senior indebtedness of the Company. The Senior Notes are guaranteed by the Company’s domestic subsidiaries. The notes are redeemable beginning in 2008 at the option of the guarantor upon giving 30 to 60 days notice.

•	Senior secured term loan due 2011. On December 1, 2004, the Company entered into a senior term loan with the aggregate principal amount of $110 million. The loan bears interest at either the prime rate plus 1.25% or LIBOR plus 2.25%. The management of the Company can choose the rate at their discretion. Prime interest is payable on March 15th, June 15th, September 15th, and December 15th of each year with LIBOR interest payable at maturity of each LIBOR loan. Interest in the amount of $0.3 million was paid on this loan during 2004, and accrued interest at December 31, 2004 was $0.3 million. The loan is guaranteed by Propex Fabrics Holdings Inc. and the Company’s domestic subsidiaries and is secured by a first priority lien on the Company’s capital stock and its subsidiaries capital stock with pledges of the Company’s foreign stock limited to 66%. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed. Certain financial covenants must be met on a quarterly basis including a specific fixed charge coverage ratio, a specified interest coverage ratio, a minimum EBITDA requirement, maximum senior secured and total leverage ratios, and a maximum capital expenditures test.

•	Revolving loan agreement due 2009. On December 1, 2004 the Company entered into a revolving loan agreement providing the Company with an available line of credit of $65 million. Interest is accrued and paid under the same terms as the senior secured term loan discussed above. Commitment fees, assessed at ½% of the unused balance, are due March 15th, June 15th, September 15th, and December 15th of each year. Commitment fees of $13,000 were paid in 2004, and $16,000 was accrued at December 31, 2004. There are no mandatory prepayment restrictions on the revolving loan facility. The guarantees are the same as the term loan agreement, and amounts outstanding under this revolving loan agreement are added to the term loan when measuring against the financial covenants mentioned in the previous paragraph. At December 31, 2004, there were no amounts outstanding under the $65.0 million revolving line of credit, and no interest was accrued.

Scheduled amortization on the $110.0 million senior term loan and the $150 million senior notes is as follows by year (in millions):

2005	$5.5
2006	5.5
2007	5.5
2008	5.5
2009	11.0
Thereafter	227.0

15. Commitments and Contingencies

The Company is involved in various unresolved legal actions and claims arising in the normal course of business. Although it is not possible to predict with certainty the outcome of the unresolved legal actions, management believes these unresolved legal actions will not have a material effect on the results of operations or financial position of the Company.

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, we may occasionally resort to litigation or make claims in order to enforce or protect our property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company, and our current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by the Company or other parties.

Environmental remediation liabilities are included within “Other non-current liabilities” in the balance sheet. BP retained responsibility for certain identified environmental liabilities upon selling the business on December 1, 2004. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to new events originating subsequent to December 1, 2004 are generally the responsibility of the Company. Environmental remediation liabilities amounted to $0.9 million at December 31, 2003. There is no liability on the balance sheet at December 31, 2004 because there are no probable liabilities that can be reasonably estimated at the present time.

Leases

The Company leases certain facilities and equipment under noncancelable operating leases expiring at various dates through 2010. A number of these leases contain renewal options. The future minimum payments under noncancelable operating leases are summarized below as of December 31, 2004 (in millions):

2005	$2.0
2006	1.4
2007	1.2
2008	1.1
2009	0.6
Thereafter	0.3

Total minimum lease payments	$6.6

Rent expense for the eleven months ended November 30, 2004 was $2.4 million with $0.3 million for December 2004. 2003 and 2002 rent expense amounted to $2.6 million and $2.9 million, respectively.

16. Business Segment and Geographic Area Information

The Company operates as a collection of regional businesses, and within the North America region, further breaks down its operations into furnishings and industrial fabrics, resulting in the following reportable segments:

•	North America

•	Furnishings

•	Industrial Fabrics

•	Europe

•	Brazil

•	Other

Within North America, the Company operates with two segments – furnishings and industrial fabrics. The furnishings segment includes the manufacture and sale of various woven and nonwoven fabrics primarily to carpet, furniture and bedding manufacturers for incorporation into their various manufactured furnishing products. The industrial fabrics segment includes the manufacture and sale of woven and nonwoven fabrics into various industrial applications such as geotextile end-uses, fabric bags/containers and protective coverings. Consistent with management of the Company, this segment also includes all of the Company’s Mexico manufacturing and selling activity because the majority of its activities relate to industrial fabric products.

The Europe regional segment primarily sells furnishing products to carpet manufacturers, along with some industrial fabric geotextile products and insignificant revenues related to a new developmental product.

The Brazil regional segment primarily sells industrial fabrics products along with some furnishing products (carpet backing only).

The Other category captures the Australian regional segment. Prior to early 2003, the Australian regional segment included manufacturing, sales and marketing activities. In late 2002 and concluding in early 2003, the Company closed its Australia manufacturing facilities and subsequently discontinued its wholly owned sales/marketing activities there. Since cessation of the Company’s wholly owned sales/marketing activities in early 2003, the Company continues to sell to Australia and other Asia customers with U.S. and European exported products marketed through a third-party distributor.

Segment sales are based on the location of the selling entity rather than the location of the customer. For example, European export sales to customers in Egypt or other non-European locations are included in the Europe regional segment results.

Measure of Segment Profit or Loss and Segment Assets

Prior to the December 1, 2004 acquisition, segment profitability was measured by pre-tax earnings from continuing operations net of interest expense, allocated BP corporate costs and the U.S. LIFO adjustment. Beginning December 1, 2004, BP corporate costs are no longer applicable due to the Company’s separation from BP, and the LIFO adjustment is no longer applicable due to the Company’s adoption of FIFO accounting.

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment.

		Predecessor
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Revenues
Revenues from external customers:
North America
Furnishings	$27.1	$327.6	$313.6	$273.2
Industrial Fabrics	7.8	115.1	101.3	89.3
Europe	5.7	87.3	80.3	74.3
Brazil	2.8	36.2	25.3	18.3
Other	—	—	1.8	10.8

Total revenues from external customers	$43.4	$566.2	$522.3	$465.9
Intersegment sales:
North America
Furnishings	$1.2	$1.8	$0.9	$2.0
Industrial Fabrics	—	0.3	4.2	2.2
Europe	—	0.1	0.9	1.5
Brazil	—	—	—	—
Other	—	—	—	—

Total intersegment sales	$1.2	$2.2	$6.0	$5.7

Total revenues	$44.6	$568.4	$528.3	$471.6

Reconciling items
Intersegment revenues	$1.2	$2.2	$6.0	$5.7

Total consolidated revenues	$43.4	$566.2	$522.3	$465.9

Enterprise wide information

		Predecessor
	Month ended December 31, 2004	Eleven months ending November 30, 2004	Year ending December 31,
			2003	2002
Depreciation and amortization expense
North America
Furnishings	$1.0	$12.0	$13.8	$12.3
Industrial Fabrics	0.3	5.3	5.8	5.6
Europe	0.1	4.6	4.6	4.5
Brazil	0.1	0.4	0.3	0.2
Other	—	—	—	0.6

Total consolidated depreciation and amortization expense	$1.5	$22.3	$24.5	$23.2

Segment profit (loss)
North America
Furnishings	$(2.9)	$31.9	$39.6	$22.2
Industrial Fabrics	(1.2)	(7.5)	(12.7)	(12.8)
Europe	(0.6)	(0.4)	(2.9)	1.2
Brazil	(0.3)	6.7	4.1	4.0
Other	—	—	2.0	(7.3)

Total segment profit (loss)	$(5.0)	$30.7	$30.1	$7.3
Reconciling items
LIFO expense	$—	$5.9	$7.1	$(3.1)
Parent costs (1)	—	4.1	3.0	2.1
Interest expense	1.8	6.2	6.4	9.1
Interest income	—	(0.6)	(1.0)	(1.5)

Total consolidated earnings before income taxes	$(6.8)	$15.1	$14.6	$0.7

(1)	- Represents BP corporate cost allocations related to the Predecessor.

The net revenues are attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenues by customers’ location.

		Predecessor
	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31,
			2003	2002
Revenues

Net Revenues by Geography
US	$31.9	$406.8	$380.7	$326.9
Other North America	3.0	35.9	34.2	35.6

Total North America	34.9	442.7	414.9	362.5
Europe	5.7	87.3	80.3	74.3
Brazil	2.8	36.2	25.3	18.3
Other	—	—	1.8	10.8

Total	$43.4	$566.2	$522.3	$465.9

17. Subsequent Events

The Company filed a Form S-4 Registration for its $150 million 10% senior notes due 2012 with the SEC on February 15, 2005 and its registration became effective on February 25, 2005. The filing is available on www.sec.gov.

18. Related Parties

Pursuant to an agreement among The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., referred to in the purchase agreement as the “sponsors,” and Propex Fabrics Holdings Inc. and certain of its subsidiaries, including the Company, referred to in the agreement as the “companies,” the sponsors have agreed to provide consulting and advisory services. For these services, the companies paid, at the closing of the transactions, a one-time transaction fee of $6.8 million to be shared among the sponsors, and the companies reimbursed the sponsors for their expenses. In 2005, the Company is obligated to pay the sponsors a management fee of $0.5 million. In addition, the agreement provides that the Company will pay the sponsors whose services have not terminated in accordance with the agreement, as a group, an annual management fee totaling the greater of $0.5 million or 1.0% of EBITDA, as defined, for the previous twelve month period ended December 31.

In addition, the agreement provides that for any future corporate transactions, the relevant sponsors are entitled under the agreement to receive additional fees based on the aggregate consideration paid and liabilities assumed in the transaction. Also, for any future securities transactions, the relevant sponsors are entitled to receive under the agreement a fee based on the aggregate gross proceeds to the companies from such transaction.

19. Condensed Consolidating Financial Information

On October 4, 2004, Propex Fabrics Inc. (the “Company”) entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. to acquire the Business.

On December 1, 2004, the Company consummated the acquisition of the Business for $340 million excluding $9.3 million in acquisition costs.

Effective with the acquisition, the Company reorganized the Business’ corporate structure and began operating under the name of Propex Fabrics Inc. The Company also formed two domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries. These domestic subsidiaries guarantee the Notes on a joint and several basis. The Company’s foreign subsidiaries do not guarantee the Notes, and these foreign subsidiaries are included in the following tables on a combined basis as the Non-guarantor subsidiaries.

The following tables set forth the Company’s consolidated condensed financial position of the successor as of December 31, 2004 and the combined financial position of the Predecessor at December 31, 2003, and the Successor’s consolidated results of operations and related cash flows for the month ended December 31, 2004 and the Predecessor’s combined results for the eleven months ended November 30, 2004 and for the years ended 2003 and 2002. Amounts are shown separately for the parent, the issuer, the Guarantors of the notes collectively, and the collective Non-guarantors of the Notes. Finally, inter-company eliminating amounts have been presented to derive the consolidated and combined financial information for all periods presented.

Separate financial statements of the parent or the guaranteed subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not material to investors.

Condensed Consolidating Balance Sheet

December 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15.8	—	$8.3	—	$24.1
Accounts receivable, net	—	62.8	—	33.0	(3.2)	92.6
Inventories	—	57.6	—	33.1	—	90.7
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.3	—	—	(1.3)	—
Prepaid expenses and other current assets	—	4.5	—	4.3	—	8.8

Total current assets	—	145.1	—	79.1	(4.5)	219.7
Other assets:

Intangible assets, net	—	12.3	—	2.0	—	14.3
Deferred income taxes	—	19.6	—	2.4	—	22.0
Investment in subsidiaries	92.2	94.0	94.0	—	(280.2)	—
Other assets	—	13.4	—	0.8	—	14.2

	92.2	139.3	94.0	5.2	(280.2)	50.5
Property, plant, and equipment, net	—	153.1	—	54.8	—	207.9

Total assets	$92.2	$437.5	$94.0	$139.1	$(284.7)	$478.1

Liabilities and Stockholders’ Equity / Parent Company Investment:
Current liabilities:
Accounts payable	$—	$22.1	$—	$9.9	$(3.2)	$28.8
Accrued liabilities	—	13.9	—	6.0	—	19.9
Current portion of debt and accrued interest	—	7.0	—	1.3	(1.3)	7.0
Restructuring and other similar costs	—	—	—	0.9	—	0.9
Other current liabilities	—	5.2	—	1.9	—	7.1

Total current liabilities	—	48.2	—	20.0	(4.5)	63.7
Debt	25.2	254.5	—	—	(25.2)	254.5
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred Taxes		2.7		5.1	—	7.8
Accrued pension and other postretirement benefit liabilities	—	39.9	—	19.9	—	59.8
Other noncurrent liabilities	—	—	—	—	—	—

	25.2	297.1	—	42.0	(42.2)	322.1
Total stockholders’ equity	67.0	92.2	94.0	77.1	(238.0)	92.3

Total liabilities and stockholders’ equity	$92.2	$437.5	$94.0	$139.1	$(284.7)	$478.1

Condensed Combined Balance Sheet

December 31, 2003

	Guarantor	Non-guarantor Subsidiaries	Eliminations	Combined
Assets
Current assets:
Cash and cash equivalents	$(0.3)	$6.9	$—	$6.6
Accounts receivable, net	48.4	25.9	(2.4)	71.9
Inventories	33.5	22.6	—	56.1
Deferred income taxes	4.8	—	—	4.8
Prepaid expenses and other current assets	0.1	3.6	—	3.7

Total current assets	86.5	59.0	(2.4)	143.1

Other assets:
Intangible assets, net	2.4	0.4	—	2.8
Deferred income taxes	24.4	6.3	—	30.7
Other assets	17.9	1.9	(17.2)	2.6

	44.7	8.6	(17.2)	36.1

Property, plant, and equipment, net	190.7	79.1	—	269.8

Total assets	$321.9	$146.7	$(19.6)	$449.0

Liabilities and Parent Company Investment:
Current liabilities:
Accounts payable	$16.4	$3.2	$(1.2)	$18.4
Accrued liabilities	15.9	4.3	—	20.2
Current portion of debt and accrued interest	—	4.3	—	4.3
Restructuring and other similar costs	—	0.9	—	0.9
Other current liabilities	1.1	1.7	—	2.8

Total current liabilities	33.4	14.4	(1.2)	46.6
Affiliate debt	141.3	7.7	—	149.0
Deferred taxes	44.8	7.2	—	52.0
Accrued pension and other postretirement benefit liabilities	56.9	44.5	—	101.4
Other noncurrent liabilities	6.4	0.5	—	6.9

	249.4	59.9	—	309.3

Total noncurrent liabilities
Parent company investment:
Parent company investment	39.1	72.4	(18.4)	93.1

Total liabilities and parent company investment	$321.9	$146.7	$(19.6)	$449.0

Condensed Consolidated Statements of Income

For the period from inception (December 1, 2004) through December 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$34.5	$—	$11.4	$(2.5)	$43.4
Cost of sales	—	35.4	—	12.1	(2.5)	45.0

Gross profit (loss)	—	(0.9)	—	(0.7)	—	(1.6)

Operating expenses:
Selling, general, and administrative	—	2.4	—	1.1	—	3.5
Restructuring and other similar costs (credits)	—	—	—	(0.5)	—	(0.5)
Loss on abandonment of long-lived assets	—	—	—	—	—	—

	—	2.4	—	0.6	—	3.0

Operating Profit	—	(3.3)	—	(1.3)	—	(4.6)
Other (income) expense:
Interest expense, net	0.2	1.8	—	—	(0.2)	1.8
Other (income) expense	—	—	—	0.4	—	0.4

	0.2	1.8	—	0.4	(0.2)	2.2

Income before income taxes	(0.2)	(5.1)	—	(1.7)	0.2	(6.8)
Income tax provision (benefit)	—	(1.9)	—	(0.1)	—	(2.0)

Net income (loss)	$(0.2)	$(3.2)	$—	$(1.6)	$0.2	$(4.8)

Condensed Combined Statements of Income

For the Eleven Months Ended November 30, 2004

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$426.0	$159.5	$(19.3)	$566.2
Cost of sales	377.8	137.4	(19.3)	495.9

Gross profit	48.2	22.1	—	70.3

Operating expenses:
Selling, general, and administrative	31.7	12.2	—	43.9
Restructuring and other similar costs (credits)	—	1.1	—	1.1
Loss on abandonment of long-lived assets	2.2	—	—	2.2

	33.9	13.3		47.2

Operating profit	14.3	8.8	—	23.1
Other (income) expense:
Interest expense, net	5.5	0.1	—	5.6
Other (income) expense	2.0	0.4	—	2.4

	7.5	0.5	—	8.0

Income before income taxes	6.8	8.3	—	15.1
Income tax provision	3.1	2.2	—	5.3

Net income (loss)	$3.7	$6.1	$—	$9.8

Condensed Combined Statements of Income

For the Year Ended December 31, 2003

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$399.7	$142.6	(20.0)	$522.3
Cost of sales	346.6	127.9	(20.0)	454.5

Gross profit	53.1	14.7	—	67.8

Operating expenses:
Selling, general, and administrative	37.0	13.3	—	50.3
Restructuring and other similar costs (credits)	0.9	(2.8)	—	(1.9)
Loss on abandonment of long-lived assets	—	—	—	—

	37.9	10.5	—	48.4

Operating profit	15.2	4.2	—	19.4
Other (income) expense:
Interest expense, net	5.3	0.1	—	5.4
Other (income) expense	—	(0.6)	—	(0.6)

	5.3	(0.5)	—	4.8

Income before income taxes	9.9	4.7	—	14.6
Income tax provision	3.2	2.3	—	5.5

Net income	$6.7	$2.4	$—	$9.1

Condensed Combined Statements of Income

For the Year Ended December 31, 2002

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$349.5	$138.9	$(22.5)	$465.9
Cost of sales	301.4	121.5	(22.5)	400.4

Gross profit	48.1	17.4	—	65.5

Operating expenses:
Selling, general, and administrative	39.2	12.4	—	51.6
Restructuring and other similar costs (credits)	0.1	6.7	—	6.8
Loss on abandonment of long-lived assets	—	—	—	—

	39.3	19.1	—	58.4

Operating profit	8.8	(1.7)	—	7.1
Other (income) expense:
Interest expense, net	6.8	0.8	—	7.6
Other (income) expense	—	(1.2)	—	(1.2)

	6.8	(0.4)	—	6.4

Income before income taxes	2.0	(1.3)	—	0.7
Income tax provision	0.6	3.5	—	4.1

Net income (loss)	$1.4	$(4.8)	$—	$(3.4)

Condensed Consolidated Statements of Cash Flows

For the period from inception (December 1, 2004) through December 31, 2004

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(5.0)	$(4.8)	$(1.6)	$(1.6)	$8.2	$(4.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	1.3	—	0.2	—	1.5
Non-cash interest on debt	0.2	1.5	—	—	(0.2)	1.5
(Gain) loss on sale of property, plant, and equipment	—	—	—	—	—	—
Loss on abandonment of long-lived assets	—	—	—	—	—	—
Pension and postretirement benefit costs	—	0.4	—	0.3	—	0.7
Deferred income taxes	—	(1.9)	—	(0.3)	—	(2.2)
Undistributed earnings of subsidiaries	4.8	1.6	1.6	—	(8.0)	—
Changes in operating assets and liabilities	—	8.9	—	7.2	—	16.1

Net cash provided by operating activities	—	7.0	—	5.8	—	12.8

Investing activities
Capital expenditures	—	(0.1)	—	(0.1)	—	(0.2)
Proceeds from sale of property, plant, and equipment	—	—	—	—	—	—
Acquisitions	—	(313.6)	—	(19.5)	—	(333.1)

Net cash used in investing activities	—	(313.7)	—	(19.6)	—	(333.3)

Financing activities
Activity with affiliates	(95.0)	72.8	—	22.2	95.0	95.0
Debt issuance costs	—	(10.3)	—	—	—	(10.3)
Proceeds from debt issuance	25.0	265.0	—	—	(25.0)	265.0
Proceeds from common stock issuance	70.0		—	—	(70.0)	—
Payment of long-term debt	—	(5.0)	—	—	—	(5.0)

Net cash used in financing activities	—	322.5	—	22.2	—	344.7
Effect of changes in foreign exchange rates on cash	—	—	—		—	(0.1)

Change in cash and cash equivalents	—	15.8	—	8.3	—	24.1
Cash and cash equivalents – Beginning of period	$—	$—	$—	$—	$—	$—

Cash and cash equivalents – End of period	$—	$15.8	$—	$8.3	$—	$24.1

Condensed Combined Statements of Cash Flows

For the Eleven Months Ended November 30, 2004

	Guarantor	Non-Guarantor Subsidiaries	Combined
Operating activities
Net income	$3.6	$6.2	$9.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.0	6.3	22.3
Noncash interest on related party debt	—	—	—
Gain on sale of property, plant, and equipment	—	(0.2)	(0.2)
Loss on abandonment of long-lived assets	2.2	—	2.2
Pension and postretirement benefit costs	3.4	2.2	5.6
Deferred income taxes	(2.5)	1.5	(1.0)
Changes in operating assets and liabilities	(17.8)	(9.6)	(27.4)

Net cash provided by operating activities	4.9	6.4	11.3

Investing activities
Capital expenditures	(3.1)	(2.2)	(5.3)
Proceeds from sale of property, plant and equipment	—	0.3	0.3

Net cash used in investing activities	(3.1)	(1.9)	(5.0)

Financing activities
Net receipts from parent company	151.6	12.6	164.2
Net payments of affiliate debt	(141.3)	—	(141.3)

Net cash used in financing activities	10.3	12.6	22.9
Effect of changes in foreign exchange rates on cash	—	(0.8)	(0.8)

Change in cash and cash equivalents	12.1	16.3	28.4
Cash and cash equivalents – Beginning of period	$(0.3)	$6.9	$6.6

Cash and cash equivalents – End of period	$11.8	$23.2	$35.0

Condensed Combined Statements of Cash Flows

For the Year ended December 31, 2003

	Guarantor	Non-Guarantor Subsidiaries	Combined
Operating activities
Net income	$6.7	$2.4	$9.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.3	6.2	24.5
Noncash interest on related party debt	—	0.5	0.5
Gain on sale of property, plant, and equipment	—	(2.3)	(2.3)
Loss on abandonment of long-lived assets	—	—	—
Pension and postretirement benefit costs	1.5	10.5	12.0
Deferred income taxes	(3.0)	1.1	(1.9)
Changes in operating assets and liabilities	(2.0)	(13.0)	(15.0)

Net cash provided by operating activities	21.5	5.4	26.9

Investing activities
Capital expenditures	(7.5)	(4.5)	(12.0)
Proceeds from sale of property, plant and equipment	0.6	5.3	5.9

Net cash used in investing activities	(6.9)	0.8	(6.1)

Financing activities
Net receipts from parent company	(14.6)	(3.9)	(18.5)
Net payments of affiliate debt	—	(4.2)	(4.2)

Net cash used in financing activities	(14.6)	(8.1)	(22.7)
Effect of changes in foreign exchange rates on cash	—	0.1	0.1

Change in cash and cash equivalents	—	(1.8)	(1.8)
Cash and cash equivalents – Beginning of period	(0.3)	8.7	8.4

Cash and cash equivalents – End of period	$(0.3)	$6.9	$6.6

Condensed Combined Statements of Cash Flows

For the Year Ended December 31, 2002

	Guarantor	Non-Guarantor Subsidiaries	Combined
Operating activities
Net income	$1.4	$(4.8)	$(3.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.7	5.5	23.2
Noncash interest on related party debt	—	0.6	0.6
Gain on sale of property, plant, and equipment	1.0	3.3	4.3
Loss on abandonment of long-lived assets	—	—	—
Pension and postretirement benefit costs	—	5.4	5.4
Deferred income taxes	(5.7)	8.3	2.6
Changes in operating assets and liabilities	9.4	(7.6)	1.8

Net cash provided by operating activities	23.8	10.7	34.5

Investing activities
Capital expenditures	(6.0)	(7.3)	(13.3)
Proceeds from sale of property, plant and equipment	0.1	0.2	0.3

Net cash used in investing activities	(5.9)	(7.1)	(13.0)

Financing activities
Net receipts from parent company	(18.0)	(19.6)	(37.6)
Net payments of affiliate debt	—	(3.8)	(3.8)

Net cash used in financing activities	(18.0)	(23.4)	(41.4)
Effect of changes in foreign exchange rates on cash	—	1.5	1.5

Change in cash and cash equivalents	(0.1)	(18.3)	(18.4)
Cash and cash equivalents – Beginning of period	(0.2)	27.0	26.8

Cash and cash equivalents – End of period	$(0.3)	$8.7	$8.4

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURES

None

Item 9A. CONTROLS AND PROCEDURES

As of December 1, 2004, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 15(d)-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that our disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Section 404 of the Sarbanes Oxley Act of 2002, and the rules and regulations thereunder, will require our management to furnish a report on our internal controls over financial reporting beginning with our annual report on Form 10-K for the year ending December 31, 2006. This internal control report will contain an assessment by our management of the effectiveness of controls and the significance of deficiencies. Management is working to complete all process documentation, controls definition and testing and remediation, if necessary, within the Sarbanes Oxley Act deadline.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and position held by our directors and executive officers, who are also the directors and executive officers of Propex Fabrics Holdings Inc. Each director is elected for a one-year term or until such person’s successor is duly elected and qualified.

Name	Age	Position
Bradford T. Mortimer	52	Director, President and Chief Executive Officer
Philip D. Barnes	49	Chief Financial Officer and Treasurer
Theo Stroot	55	Managing Director, Europe
Joao Alberto Panceri	53	Managing Director, Brazil
John Stover	47	General Counsel and Secretary
George W. Henderson, III	56	Chairman
William C. Oehmig	55	Director
Hunter Nelson	52	Director, Vice President and Assistant Secretary
Jean-Pierre L. Conte	41	Director
Richard D. Paterson	62	Director
Robert T. Ladd	48	Director
Donald G. Mercer	60	Director
Gene G. Stoever	66	Director
John C. Thornton	51	Director

Bradford T. Mortimer joined BP in 1974 and was Business Unit Leader of Amoco Fabrics and Fibers Company from April 2002 until December 1, 2004, at which time he became our President and Chief Executive Officer and one of our directors. Mr. Mortimer was the Director of Organizational Effectiveness from April 2001 to April 2002 and Business Unit Leader, Specialty Intermediates Business Unit from October 2000 to April 2001. From January 1999 to October 2000, he was Director of North American Commercial Services, and between December 1996 and January 1999, he was Global Business Manager, PTA. In the past, he has served as a director on the boards of AG International Chemical Company in Japan and Zhuhai Petrochemical in China. He is currently a member of the board of directors of the Georgia Textile Manufacturers Association. Mr. Mortimer has a B.S. in Zoology from Western Illinois University and a B.S. in Chemistry from Elmhurst College.

Philip D. Barnes began his career at BP in 1982 and has been our Chief Financial Officer since October 2004. He also was named our Secretary and Treasurer on December 1, 2004 and our Chief Financial Officer and Treasurer in February 2005. In 2002, he was named Director, Finance of Amoco Fabrics and Fibers Company, a position he held until September 2004. Immediately prior, Mr. Barnes was Manager, Strategy, Planning & Control for Amoco Fabrics and Fibers Company, a position he had held since April 2000. From January 1999 to March 2000, Mr. Barnes was Director, Planning & Control, PTA-Asia for Amoco Chemical Asia Pacific. Throughout 1998, Mr. Barnes was Director, Planning & Finance for Amoco Chemical Asia Pacific Company. He holds a B.S. in Civil Engineering from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Theo Stroot joined BP in 1995 and has been Managing Director of our European operations since January 2001. Between October 1999 and January 2001, he was Business Manager of Fabrics Operations at our Gronau, Germany facility. Mr. Stroot has spent his entire career in the textile industry, including positions at Royal Ten Cate and TtC Polyolefins BV, a joint venture between Thiokol Corporation USA and Royal Ten Cate. He graduated from Textile Business College in Enschede, The Netherlands in 1976.

Joao Alberto Panceri joined BP in 1982 and has been Managing Director of our Brazilian operations since 1994. After joining in 1982, he served as accounting manager, administrative and financial manager and marketing manager before assuming the position of Managing Director of our Curitiba, Brazil facility. Mr. Panceri has a degree in accounting from Faculdade Catolica de Administracao e Economica and an M.B.A. from Fundacao Getulio Vargas/ISAE Mercosul.

John Stover became our General Counsel and Secretary in February 2005. He began his career as an attorney with BP’s law department in 1980, a position he held until January 2000. During most of that time, he was chief counsel to Amoco Fabrics and Fibers Company. From January 2000 until December 2001, Mr. Stover was a Senior Financial Manager in BP’s finance group. He was not employed by any company between January 2002 and July 2003 and was an attorney at Sidley, Austin Brown and Wood from July 2003 until November 2003. In December 2003, he was not employed by any company. From January 2004 until rejoining us, he was a Deputy General Counsel for the State of Illinois, Central Management Services. Mr. Stover received a B.B.A. in economics from the University of Oklahoma, a J.D. from Georgetown University, and an M.B.A. from the University of Chicago.

George W. Henderson, III became the chairman of our board of directors on December 1, 2004. He is the retired Chairman of the Board and Chief Executive Officer of Burlington Industries, Inc., a position he held from February 1998 to November 2003. Mr. Henderson joined Burlington Industries, a manufacturer of fabric for apparel and interior furnishings, in 1974. He is currently a member of the boards of directors of Jefferson-Pilot Corporation and Bassett Furniture Industries, Incorporated, the board of visitors of the Kenan-Flagler School of Business at the University of North Carolina at Chapel Hill and the board of advisors of Reading Connections of Greensboro. Mr. Henderson earned a B.A. from the University of North Carolina at Chapel Hill and an M.B.A. from Emory University.

William C. Oehmig became one of our directors on December 1, 2004. He is a Principal with The Sterling Group, L.P., a private equity investment firm, which he joined in 1984, having worked previously in banking, mergers and acquisitions, and as Chief Executive Officer and Chief Financial Officer of several private companies. The Sterling Group provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by The Sterling Group is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Prior to joining Sterling, Mr. Oehmig represented foreign investors in purchasing and managing U.S. companies in the oil field service, manufacturing, distribution, heavy equipment and real estate industries. He began his career in Houston with Texas Commerce Bank in 1974. Mr. Oehmig has previously served as Chairman of Royster-Clark and Purina Mills, chaired the executive committees of Sterling Diagnostic Imaging and Airtron and served on the boards of Walter International, an international oil and gas company, Atlantic Coast Airlines, a regional passenger airline, and Rives Carlberg, an advertising firm. He currently serves on the board of Exopack and North American Energy Partners, previously serving as Chairman of each company, and on the board of trustees at The Baylor School in Chattanooga, Tennessee. Mr. Oehmig received his B.B.A. in economics from Transylvania University and his M.B.A. from the Owen Graduate School of Management at Vanderbilt University.

Hunter Nelson became one of our directors on December 1, 2004. He is a Principal with The Sterling Group, L.P., a private equity investment firm, which he joined in 1989, following the sale of Fiber Industries, Inc., where he served as Vice President of Administration and General Counsel from its formation in 1988. The Sterling Group provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by The Sterling Group is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Prior to joining Fiber Industries, Mr. Nelson was a Partner in the law firm of Andrews & Kurth L.L.P., which he joined in 1979. At Andrews & Kurth, Mr. Nelson specialized in mergers and acquisitions, securities and corporate finance and general corporate law. Mr. Nelson previously served on the boards of Sterling Diagnostic Imaging and Sterling Chemicals. He currently serves on the St. Joseph’s Hospital Foundation board of directors and on the foundation board of the University of Texas Medical Branch. Mr. Nelson received a B.B.A. in accounting and a J.D. with honors from the University of Texas at Austin.

Jean-Pierre L. Conte became one of our directors on December 1, 2004. He is currently chairman, managing director, and limited partner of Genstar Capital, L.P., the manager of Genstar Capital Partners III, L.P., a private equity limited partnership. Genstar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Genstar is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Conte joined Genstar in 1995. Prior to joining Genstar, Mr. Conte was a principal for six years at the NTC Group, Inc., a private equity investment firm. He has served as a director, chairman of the board, and a member of the compensation committee of PRA International, Inc. since 2001. He has also served as a director and member of the compensation committee of BioSource International, Inc. since 2000, and interim chairman, then chairman, of Bio Source’s board of directors since 2001. Mr. Conte has also served as a director and as the chairman of the compensation committee of North American Energy Partners, Inc. since 2003. Mr. Conte has also served as a member of the Management Committee of AP Enterprises Holdings, LLC since May 2004 and as a director of Altra Industrial Motion, Inc. since October 2004. Mr. Conte holds an M.B.A. from Harvard University and a B.A. from Colgate University.

Richard D. Paterson became one of our directors on December 1, 2004. He has been a Managing Director of Genstar Capital, L.P. and Genstar Capital LLC, private equity investment firms, since 1996. Genstar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Genstar is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” From 1987, Mr. Paterson was Executive Vice President of Genstar Investment Corporation, the Advisor to Genstar Capital Corporation, a private equity investment firm. Mr. Paterson was previously employed by Genstar Corporation, a TSE and NYSE listed company, from 1967 to 1987, having risen to the level of Senior Vice President and Chief Financial Officer. He is Chairman of New A.C.

Inc. and serves on the boards of Installs, Inc; Woods Equipment Company; American Pacific Enterprises, LLC; and Altra Industrial Motion, Inc. Mr. Paterson holds a Bachelor of Commerce degree from Concordia University and is a Chartered Accountant (Canada).

Robert T. Ladd became one of our directors on December 1, 2004. He is President of Laminar Direct Capital, L.P., a private investment firm and member of the D. E. Shaw group. Laminar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Laminar is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Related Transactions— Advisory Services Agreement” and “Summary—The Transactions.” Mr. Ladd joined the D. E. Shaw group in February 2004. Prior to joining Laminar, Mr. Ladd was employed by Duke Energy Corporation where he served as President of Duke Energy North America from January 2003 to January 2004 and President and Chief Executive Officer of Duke Capital Partners from September 2000 to December 2002. From May 1998 to September 2000, Mr. Ladd was Managing Partner with firmwide responsibility for Arthur Andersen’s Corporate Restructuring Group and he was a Partner in other leadership positions at Andersen from 1993 to 1998. Before joining Arthur Andersen, Mr. Ladd was President of First City Asset Servicing Company and Executive Vice President for the Texas Banking Division of First City Bancorporation of Texas. Mr. Ladd received his B.A. in managerial studies and economics from Rice University in 1978, and in 1980 he earned an M.B.A. from The University of Texas at Austin where he was a Sord Scholar and recipient of the Dean’s Award for Academic Achievement.

Gene G. Stoever became one of our directors on December 1, 2004. He was an audit partner with KPMG LLP from 1969 until his retirement in 1993. During his 32-year tenure with KPMG, he served domestic and multinational clients engaged in the manufacturing, refining, oil and gas, distribution, real estate and banking industries. Mr. Stoever currently serves on the boards of directors and chairs the audit committees of Exopack and Natural Gas Systems, Inc., and previously served on the boards and chaired the audit committees of Purina Mills and Sterling Diagnostic Imaging. Mr. Stoever is a certified public accountant and received a B.B.A. in accounting with honors from the University of Texas at Austin.

Donald G. Mercer became one of our directors on December 1, 2004. He has been an investor in private and public companies since he retired from Mohawk Industries, Inc. in 1995. Mr. Mercer was a principal and senior officer of Mohawk between 1985 and 1995. Prior to joining Mohawk, Mr. Mercer held key management positions with Allied Signal Inc. and Salem Carpet Mills.

John C. Thornton became one of our directors on December 1, 2004. He has been Chairman of Thunder Air, Inc., a Chattanooga, Tennessee-based firm involved in development, ranching and investments, since its founding in 1992. Mr. Thornton was the founder and former Chief Executive Officer of American Rug Craftsmen, an area rug manufacturer sold to Mohawk Industries, Inc. in 1993. He is currently a member of the board of trustees of the University of Tennessee.

The Board and Board Committees

Our board supervises the management of Propex Fabrics Inc. as provided by Delaware law.

Our board has established the following committees:

•	The Executive Committee, consisting of Messrs. Henderson, Ladd, Oehmig, and Conte (Chairman), possesses certain of the powers and authority of our board with respect to the management and direction of our business and affairs, except as limited by Delaware law;

•	The Audit Committee, made up of Messrs. Nelson, Paterson, Mercer, and Stoever (Chair), recommends independent public accountants to our board, reviews our annual audit reports and reviews the fees paid to our external auditors among other functions. The Audit Committee will report its findings and recommendations to the board for ratification; and

•	The Compensation Committee consisting of Messrs. Henderson, Oehmig (Chairman), Conte and Thornton, is charged with the responsibility for supervising executive compensation policies for us, administering the employee incentive plans, reviewing officers’ salaries, approving significant changes in executive employee benefits, and recommending to the board such other forms of remuneration as it deems appropriate.

•	Our board, acting as a committee of the whole board, has the responsibility for considering nominations for prospective board members. The board has and will consider nominees recommended by other directors, stockholders and management, provided that nominations by stockholders are made in accordance with our bylaws and the investor stockholders agreement described under “Item 13. Certain Relationships and Related Transactions—Stockholder Agreements.” Our board may also establish other committees.

We have retained the formal code of ethics adopted by our Predecessor, but we intend to revise that code as part of our Sarbanes Oxley certification process.

Item 11. Executive Compensation

The following summary compensation table sets forth the total value of compensation earned by our chief executive officer and each of the other four most highly compensated executive officers as of December 31, 2004, collectively called the named executive officers, for services rendered in all capacities to us for the years ended December 31, 2004, 2003, and 2002.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (a)	Securities Underlying Stock Options (b)	Payouts		All Other Compensation
Bradford Mortimer President Chief Executive Officer	2004 2003 2002	$227,894 214,225 207,750	$114,100 102,300 103,300	$81,133 104,560 98,981	3,500 4,450 4,450	$	— 26,985 —	$56,503 51,990 48,179	(c) (c) (c)

Philip Barnes Chief Financial Officer	2004 2003 2002	178,182 166,060 161,250	38,595 41,269 26,080	— — —	4,250 4,750 4,100		— — —	45,855 21,285 45,403	(d) (d) (d)

Ralph Clements Director, Manufacturing and Engineering	2004 2003 2002	202,526 193,721 188,000	71,610 92,600 94,700	74,980 67,950 64,719	1,733 2,450 2,450		— 48,476 —	68,224 45,851 42,903	(e) (e) (e)
Rush Clark Supply Chain Director	2004 2003 2002	187,959 187,000 182,000	66,000 85,700 85,400	86,424 65,350 62,434	1,750 2,300 2,300		— 26,985 —	90,056 52,531 61,343	(f) (f) (f)
Theo Stroot Managing Director, Europe	2004 2003 2002	211,775 223,020 181,451	70,053 56,196 53,655	61,280 55,550 49,110	2,250 2,750 2,750		— — —	9,583 10,027 8,152

(a)	Consists of grants of performance units under BP p.l.c.’s Long-Term Performance Plan, valued at the face value of the shares into which the performance units are convertible, assuming targeted performance is met during a three year performance period. The grants are also subject to an additional three-year holding period.
(b)	Consists of options to purchase BP p.l.c. American depositary shares, except for Mr. Stroot’s options, which are options to purchase BP p.l.c. ordinary shares.
(c)	Includes $14,504, $14,000 and $13,573 of 401(k) plan employer matching contributions in 2004, 2003 and 2002, respectively; $5,660, $21,376 and $19,423 of non-qualified retirement plan contributions in 2004, 2003 and 2002, respectively; and $17,983 as additional severance payments in 2004.
(d)	Includes $14,350, $13,450 and $11,220 of 401(k) plan employer matching contributions in 2004, 2003 and 2002, respectively; and $23,670 in additional severance payments in 2004; and $26,406 of expatriate tax equalization payments in 2002.
(e)	Includes $13,000, $14,000 and $14,540 of 401(k) plan employer matching contributions in 2004, 2003 and 2002, respectively; $18,391, $16,686 and $16,500 of non-qualified retirement plan contributions in 2004, 2003 and 2002, respectively; and $16,025 in additional severance payments in 2004.

(f)	Includes $16,000, $14,000 and $13,000 of 401(k) plan employer matching contributions in 2004, 2003 and 2002, respectively; $26,260, $25,693 and $31,266 of non-qualified retirement plan contributions in 2004, 2003 and 2002, respectively; and $33,804 in additional severance payments in 2004.

Option Grants in Last Fiscal Year (a)

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year		Exercise Price Per Share	Expiration Date	Grant Date Present Value (b)
Bradford Mortimer	3,500		*	$48.53	February 24, 2014	$56,618

Theo Stroot	375		*	48.53	February 24, 2014	6,066

Ralph Clements	2,000		*	48.53	February 24, 2014	32,353

Rush Clark	1,750		*	48.53	February 24, 2014	28,309

Phil Barnes	4,250		*	48.53	February 24, 2014	68,751

*	Less than 1%.
(a)	Consists of options to purchase BP p.l.c. American depositary shares, except for Mr. Stroot’s options, which are options to purchase BP p.l.c. ordinary shares.
(b)	Estimated as the exercise price multiplied by the number of shares underlying the options multiplied by 1/3.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bradford Mortimer	2,792	$100,051	35,929	12,400	$807,089	$166,732

Philip Barnes	3,970	84,184	11,000	13,100	107,049	176,933

Ralph Clements	6,955	40,501	—	6,900	—	92,517

Rush Clark	13,762	430,159	28,173	4,050	542,345	38,904

Theo Stroot	—	—	1,583	1,292	43,732	30,829

Long-Term Incentive Plan Awards in Last Fiscal Year

The following table sets forth information regarding the BP p.l.c. Long-Term Performance Plan for the year ended December 31, 2004. Under the plan, executive officers are awarded performance units, which give the officer the right to be considered for an award of BP p.l.c. ordinary shares or American depositary shares at the end of a three year performance period. If target levels of three measures of performance, as compared to BP p.l.c.’s competitors in the energy industry, are achieved by BP p.l.c., the holder of a performance unit will be awarded shares for each performance unit held. Any shares awarded are held by BP p.l.c. during an additional three year retention period before being distributed to the officers.

Name	Number of Units Granted in Fiscal Year	Performance Period (years)	Estimated Future Payouts
			Threshold (a)	Target	Maximum
Bradford Mortimer	16,000	3	$—	$115,360	$230,720

(a)	There is no guaranteed minimum payout.

Pension Plan Information

The following table sets forth information regarding estimated annual retirement benefits under the BP p.l.c. Retirement Accumulation Plan. Under the Predecessor, the plan was available to all U.S.-based employees, including the named executive officers, except as noted below. Benefits are computed as a straight life annuity, and offset amounts due to social security are taken into account in computing the estimated annual benefits.

	Years of Service
Compensation (a)	15	20	25	30	35
$125,000	$25,100	$33,500	$41,900	$50,300	$59,200
150,000	31,100	41,500	51,900	62,300	73,200
175,000	37,200	49,500	61,900	74,300	87,200
200,000	43,200	57,600	71,900	86,300	101,300
225,000	49,200	65,600	82,000	98,400	115,300
250,000	55,200	73,600	92,000	110,400	129,300
300,000	67,200	89,600	112,000	134,400	157,400
400,000	91,300	121,700	152,100	182,500	213,500
450,000	103,300	137,700	172,200	206,600	241,600
500,000	115,300	153,800	192,200	230,600	269,600

(a)	Includes base pay, overtime pay, shift differential, equivalency, paid bonus, deferred bonus and deferred salary.

As of December 1, 2004, the named executive officers had the following credited years of service under the pension plan:

Name	Years of Service
Bradford Mortimer	30

Philip Barnes	22

Ralph Clements	14

Rush Clark	35

Theo Stroot (a)	N/A

(a)	Mr. Stroot participates in a pension plan available to German employees.

Other Agreements

Pursuant to agreements between BP Amoco Chemical Holding Company and each of Messrs. Mortimer, Barnes, Clements, Clark and Stroot, BP Amoco Chemical Holding Company paid bonus compensation to each executive in connection with the sale of the fabrics business of BP p.l.c. Each of Messrs. Barnes, Clements, Clark and Stroot received bonus payments equal to 95% of their annual base salary. Mr. Mortimer received $1,000,000 in January 2005.

Annual Incentive Plan

Propex Fabrics Holdings Inc. expects to establish a management incentive plan. The incentive plan will be administered by the compensation committee of its board of directors. The plan will establish a bonus pool to be paid to participants if a target level of financial performance is achieved. If our actual financial performance exceeds or falls short of the targeted level of performance, the amount of the pool available to be paid will increase or decrease, respectively. The compensation committee will recommend to the board of directors the total pool, the target financial performance, the participants and each participant’s share of the potential pool.

Stock Option Plan

Propex Fabrics Holdings Inc. expects to adopt a stock option plan, subject to the approval by the holders of a majority of its common stock. The stock option plan will be administered by the compensation committee of its board of directors. Option grants under the option plan may be made to directors and key employees selected by the compensation committee. The total number of shares of common stock subject to options granted under the option plan is yet to be determined. The option plan will provide for the discretionary grant of options to purchase common stock. The exercise price of stock options must not be less than the fair market value of the common stock on the date of grant, as determined by the committee in its sole discretion. The committee may provide that the options will vest immediately or in increments over a period of time.

Profit Sharing Plan

Propex Fabrics Holdings Inc. expects to establish a profit sharing plan covering all full-time salaried employees, including executive officers. The profit sharing plan will be administered by the compensation committee. Amounts paid under the profit sharing plan will constitute taxable income in the year received and will be based on our financial performance over a period of time to be determined. The compensation committee will recommend to the board of directors for approval, a target level of financial performance to be achieved and an amount to be set aside for profit sharing if the target is met. If financial performance exceeds this minimum level, we may make distributions to employees. The compensation committee may change the amount set aside for profit sharing and the proportion of such amount allocate to an individual employee or group of employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our stock is owned by Propex Fabrics Holdings Inc. The following table presents certain information regarding the ownership of shares of Propex Fabrics Holdings Inc.’s common stock by the named executive officers, each director of Propex Fabrics Holdings Inc. and Propex Fabrics Inc., all directors and officers as a group and each person who is the beneficial owner of more than 5% of the outstanding common stock of Propex Fabrics Holdings Inc. As of March 1, 2005, Propex Fabrics Holdings Inc. had 683,000 shares of voting common stock and 17,000 shares of non-voting common stock outstanding. Except as otherwise indicated in the notes to the table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common stock. Except as otherwise indicated, the address of each of the beneficial owners is c/o Propex Fabrics Holdings Inc., 260 The Bluffs, Austell, Georgia 30168.

Notwithstanding, the beneficial ownership of common stock presented below, the investor stockholders agreement governs the exercise of voting rights of the stockholders party thereto with respect to the election of directors and certain other material events. The parties to the investor stockholders agreement have agreed to vote their shares to elect the board of directors as set forth therein. See “Item 13. Certain Relationships and Related Transactions-Stockholders Agreements.”

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Name and Address of Beneficial Owner (as of December 31, 2004)	Amount and Nature of Beneficial Ownership of Common Stock		% of Outstanding Voting Common Stock
Bradford T. Mortimer	4,500		*

Philip D. Barnes	2,250		*

Ralph Clements	—		—

Rush Clark	—		—

Theo Stroot	—		—

George W. Henderson, III	—		—

William C. Oehmig (a)	—		—

Hunter Nelson (a)	—		—

Jean Pierre L. Conte (b)	—		—

Richard D. Paterson (b)	—		—

Robert T. Ladd (c)	—		—

Donald G. Mercer	—		—

Gene G. Stoever	—		—

John C. Thornton	—		—

Sterling Group Partners I, L.P. Eight Greenway Plaza, Suite 702 Houston, Texas 77046	271,625	(a)	39.8

Genstar Capital III, L.P. Four Embarcardero Center, Suite 1900 San Francisco, California 94111	271,625	(b)	39.8

Laminar Direct Capital, L.P. 10000 Memorial Drive, Suite 500 Houston, Texas 77024	100,000	(c)	14.6

Paribas North America, Inc. 787 Seventh Avenue New York, New York 10019	50,000	(d)	4.8

*	Less than 1%
(a)	Sterling Group Partners I GP, L.P. is the sole general partner of Sterling Group Partners I, L.P. Sterling Group Partners I GP, L.P. has five general partners, each of which is wholly-owned by one of Frank J. Hevrdejs, William C. Oehmig, T. Hunter Nelson, John D. Hawkins and C. Kevin Garland. Each of these individuals disclaims beneficial ownership of the shares owned by Sterling Group Partners I, L.P.
(b)	Genstar Capital III, L.P. is the sole general partner of each of Genstar Capital Partners III, L.P. and Stargen III, L.P., which will be the record owners of the shares listed. Genstar III GP LLC is the sole general partner of Genstar Capital III, L.P. Jean-Pierre L. Conte, Richard F. Hoskins and Richard D.

(c)	Paterson is a managing member of Genstar III GP LLC. In such capacity, Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially owned, or deemed to be beneficially owned, by Genstar III GP LLC, but disclaim such beneficial ownership.
(d)	Laminar Direct Capital GP, Inc. is the general partner of Laminar Direct Capital, L.P. D. E. Shaw & Co., L.P. is the sole shareholder of Laminar Direct Capital GP, Inc. D. E. Shaw & Co. Inc is the general partner of D. E. Shaw & Co., L.P. David E. Shaw is the President and sole shareholder of D. E. Shaw & Co., Inc. None of Laminar Direct Capital GP, Inc., D. E. Shaw & Co., L.P., D. E. Shaw & Co., Inc. and David E. Shaw owns any shares of Propex Fabrics Holdings Inc. directly and each such entity disclaims beneficial ownership of the common stock of Propex Fabrics Holdings Inc. that are directly held by Laminar Direct Capital, L.P.
(e)	Due to regulatory requirements applicable to affiliates of Paribas North America, Inc., 17,000 shares of the common stock it owns are non-voting common stock, otherwise like the voting common stock in all material respects, and 33,000 shares are voting common stock.

Item 13. Certain Relationships and Related Transactions

Advisory Services Agreement

Pursuant to an agreement among The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., referred to in the agreement as the “sponsors,” and Propex Fabrics Holdings Inc. and certain of its subsidiaries, including us, referred to in the agreement as the “companies,” the sponsors have agreed to provide consulting and advisory services with respect to the organization of the companies, the structuring of the transactions, employee benefit and compensation arrangements and other matters. The agreement also provides that each of the companies, jointly and severally, will indemnify the sponsors against liabilities relating to their services. For these services, the companies paid, at the closing of the transactions, a one-time transaction fee of $6.8 million to be shared among the sponsors, and the companies reimbursed the sponsors for their expenses. On January 1, 2005, the companies will pay to the sponsors a management fee of $0.5 million. In addition, the agreement provides that on each March 31 from March 31, 2006 through March 31, 2014, we will pay the sponsors whose services have not terminated in accordance with the agreement, as a group, an annual management fee in cash totaling the greater of $0.5 million or 1.0% of our EBITDA for the previous twelve month period ended December 31.

In addition, the agreement provides that if any one or more of the companies determines within ten years of the date of the closing of the transactions to acquire any business or assets having a value of $1.0 million or more, referred to in the agreement as a “future corporate transaction,” or to offer its securities for sale publicly or privately or to otherwise raise any debt or equity financing, referred to in the agreement as a “future securities transaction,” the relevant company will retain one or more of the sponsors, whose services have not been terminated in accordance with the agreement, as a group, as consultants with respect to the transaction. For any future corporate transactions, the relevant sponsors are entitled under the agreement to receive a fee in the amount of 1.0% of the aggregate consideration paid for the acquisition plus the aggregate amount of assumed liabilities and, regardless of whether such future corporate transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith. For any future securities transactions, the relevant sponsors are entitled to receive under the agreement a fee in the amount of 0.5% of the aggregate gross proceeds to the companies from such transaction and, regardless of whether such future securities transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith.

Stockholders Agreements

In connection with the offering of common stock of Propex Fabrics Holdings Inc., employees of Propex Fabrics Holdings Inc. or any of its subsidiaries who purchased shares of common stock entered into an employee stockholders agreement and all other purchasers entered into an investor stockholders agreement. Propex Fabrics Holdings Inc. is a party to both agreements. Each stockholders agreement includes specified transfer restrictions, rights of first refusal and drag along rights. The investor stockholders agreement also provides preemptive rights and tag along rights to the stockholders party to the investor stockholders agreement.

The investor stockholders agreement includes provisions relating to the voting of voting common stock. The agreement provides that, as long as the Sterling Group, L.P. investor or the Genstar Capital, L.P. investor, as the case may be, along with its respective affiliates and various permitted transferees, owns at least a specified percentage of the common stock that it initially purchased in the offering of common stock, such stockholder’s representative may designate three directors of Propex Fabrics Holdings Inc., one of which must be independent of any stockholder party to the agreement. In addition, as long as the Laminar Direct Capital, L.P. investor, along with its affiliates and various permitted transferees, owns at least a specified percentage of the common stock that it initially purchased in the offering of common stock, its representative may designate one director of Propex Fabrics Holdings Inc. Each stockholder party to the agreement agrees to vote the common stock held by it for each of the designated directors. The stockholders party to the agreement also agree to vote their common stock in favor of the election of Propex Fabrics Holdings Inc.’s chief executive officer to its board. The agreement also contains similar provisions for the removal of a director designated for removal by the parties to the agreement. The agreement also requires approval by a specified vote to change the size of the board of directors of Propex Fabrics Holdings Inc. and to authorize certain additional issuances of stock; certain acquisitions, investments, loans and advances; capital expenditures over a specified amount; certain dividends and repurchases; certain sales of assets; and certain other significant transactions.

Registration Rights Agreement

Propex Fabrics Holdings Inc. entered into a registration rights agreement with the holders of qualified registrable securities who are signatories thereto. The registration rights agreement includes the following provisions:

•	Piggyback Registrations. After an initial public offering of the common shares of Propex Fabrics Holdings Inc., the holders of qualified registrable securities will have piggyback registration rights when Propex Fabrics Holdings Inc. proposes to register such common equity securities in a qualified registration other than a demand registration.

•	Demand Registrations. Subject to specified restrictions, after an initial public offering, and upon written request, holders of qualified registrable securities have demand registration rights if such registrable securities to be included have, in the good faith opinion of Propex Fabrics Holdings Inc., an aggregate fair market value of at least $20.0 million.

The registration rights agreement also contains customary provisions with respect to registration procedures, indemnification and contribution rights.

Item 14. Principal Accountant Fees and Services

Engagement of the Independent Registered Public Accounting Firm. The Audit Committee is responsible for approving every engagement of Ernst and Young to perform audit work. The Audit Committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage Ernst & Young for the next 12 months. Those services typically include quarterly reviews, employee benefit plan reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement comes up during the year, the engagement will require: (i) specific approval of the chief financial officer and controller (including confirming with counsel permissibility under applicable laws and evaluating potential impact on independence) and, if approved by management, (ii) specific approval of the Audit Committee.

•	Third, the chair of the Audit Committee has the authority to give such specific approval, but is obligated to point out such approvals at the next Audit Committee meeting. In addition, the chair may seek full Audit Committee input and approval in specific cases as he or she may determine.

Auditor Fees

(Dollars in Millions)	Year Ended December 31, 2004	Year Ended December 31, 2003
Ernst & Young
Services provided:
Audit fees	$0.5	$0.5
Audit-related fees	0.4	—
Tax fees	0.1	0.1
Other accounting fees	1.1	1.2

Total fees	$2.1	$1.8

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data.”

(3) Exhibits

Exhibit Number		Description
3.1	—	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herin by reference).

3.2	—	Bylaws of Propex Fabrics Inc. (filed as Exhibit 3.2 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.1	—	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	—	Form of 10% Senior Note due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

4.3	—	Registration Rights Agreement, dated as of December 1, 2003, among Propex Fabrics Inc., the guarantors named therein and BNP Paribas Securities Corp. (filed as Exhibit 4.3 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

10.1	—	Credit Agreement, dated as of December 1, 2004, among Propex Fabrics Inc., Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

12.1	—	Computation of Ratio of Earnings to Fixed Charges.

21.1	—	Subsidiaries of Propex Fabrics Inc.

23.1	—	Consent of Ernst & Young LLP.

24.1	—	Powers of attorney.

31.1	—	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized to sign.

PROPEX FABRICS INC.

By:	/-s-/ PHILIP D. BARNES
Philip D. Barnes
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on April 14, 2005.

Name	Title
/-s-/ Bradford T. Mortimer Bradford T. Mortimer	Director, President and Chief Executive Officer (Principal Executive Officer)

/-s-/ Philip D. Barnes Philip D. Barnes	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

* George E. Henderson, III	Chairman

*	Director
William C. Oehmig

*	Director
Hunter Nelson

*	Director
Jean-Pierre L. Conte

*	Director
Richard D. Paterson

*	Director
Robert T. Ladd

*	Director
Donald G. Mercer

*	Director
Gene G. Stoever

*	Director
John C. Thorton

By:	/-s-/ Philip D. Barnes
Philip D. Barnes

Attorney-in-fact for persons indicated

Schedule II – Valuation and Qualifying Accounts

(In Millions)

	Balance at December 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31,
One month ended December 31, 2004
Allowance for doubtful accounts	$3.7	0.2	—	3.9
Allowance for discounts and returns	0.5	—	—	0.5
Deferred tax asset valuation allowance	21.8	0.4	—	22.2

	Balance at January 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at November 30,
Eleven months ended November 30, 2004
Allowance for doubtful accounts	$3.7	—	—	3.7
Allowance for discounts and returns	0.6	—	(0.1)	0.5
Inventory reserve	1.6	0.8	—	2.4
Deferred tax asset valuation allowance	18.3	0.2	—	18.5

	Balance at January 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31,
Year ended December 31, 2003
Allowance for doubtful accounts	$2.3	1.5	(0.1)	3.7
Allowance for discounts and returns	0.6	—	—	0.6
Inventory reserve	1.5	0.1	—	1.6
Deferred tax asset valuation allowance	11.8	6.5	—	18.3

	Balance at January 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31,

Year ended December 31, 2002
Allowance for doubtful accounts	$1.9	1.1	(0.7)	2.3
Allowance for discounts and returns	0.9	—	(0.3)	0.6
Inventory reserve	1.6	1.0	(1.1)	1.5
Deferred tax asset valuation allowance	13.6	—	(1.8)	11.8