Form 10-Q
period 2005-03-31
Propex Fabrics Inc.
filed 2005-05-16
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Propex Fabrics Inc.

(Exact name of registrant as specified in its charter)

Delaware	2221	36-2692811
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Number of shares of common stock outstanding at May 13, 2005: 100 shares

Propex Fabrics Inc.

Table of Contents to Form 10-Q

For the Quarter Ended March 31, 2005

PART I

1. Condensed Consolidated Financial Statements

Propex Fabrics Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26.1	$24.1
Accounts receivable, net (Note 2)	110.1	92.6
Inventories, net (Note 3)	101.1	90.7
Deferred income taxes	3.6	3.5
Prepaid expenses and other current assets	7.0	8.8

Total current assets	247.9	219.7

Other assets:
Intangible assets, net	13.5	14.3
Deferred income taxes	20.3	22.0
Other assets	13.3	14.2

	47.1	50.5

Property, plant, and equipment, net	203.0	207.9

Total assets	$498.0	$478.1

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$49.6	$28.8
Accrued liabilities	19.9	19.9
Current portion of debt and accrued interest	11.2	7.0
Restructuring and other similar costs (Note 4)	0.7	0.9
Other current liabilities	3.8	7.1

Total current liabilities	85.2	63.7

Debt	253.1	254.5
Deferred income taxes	7.6	7.8
Accrued pension and other postretirement benefit liabilities (Notes 6 and 7)	59.0	59.3
Other non-current liabilities	—	0.5

	319.7	322.1
Total stockholders’ equity	93.1	92.3

Total liabilities and stockholders’ equity	$498.0	$478.1

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In Millions)

		Predecessor (Note 1)
	Three-months ended March 31,
	2005	2004
Net revenue	$161.5	$140.5
Cost of sales	136.7	121.6

Gross profit	24.8	18.9

Operating expenses:
Selling, general, and administrative	14.5	12.8

Operating income	10.3	6.1
Other (income) expense	0.1	(0.1)

Income before interest and income taxes	10.2	6.2
Interest expense, net	4.9	1.3

Income before income taxes	5.3	4.9
Income taxes (Note 8)	2.1	0.9

Net income	$3.2	$4.0

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Millions)

		Predecessor (Note 1)
	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$3.2	$4.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.5	5.8
Non-cash interest on debt	4.3	1.4
Gain on sale of property, plant, and equipment	—	(0.3)
Pension and postretirement benefit costs	0.7	2.2
Deferred income taxes	1.4	(0.8)
Changes in operating assets and liabilities	(9.9)	(17.6)

Net cash provided by (used in) operating activities	4.2	(5.3)

Cash flows from investing activities
Capital expenditures	(0.5)	(2.0)
Proceeds from sale of property, plant, and equipment	—	0.3

Net cash (used in) investing activities	(0.5)	(1.7)

Cash flows from financing activities
Net receipts from parent company	—	7.4
Net payments of long term debt	(1.4)	—

Net cash (used in) provided by financing activities	(1.4)	7.4

Effect of changes in foreign exchange rates on cash and cash equivalents	(0.3)	0.1

Change in cash and cash equivalents	2.0	0.5
Cash and cash equivalents – Beginning of period	24.1	6.6

Cash and cash equivalents – End of period	$26.1	$7.1

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Fabrics Inc. (the “Company” or the “Successor”), formerly Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business” or the “Predecessor”) is the world’s largest producer of primary and secondary carpet backing and a leading manufacturer and marketer of polypropylene synthetic fabrics used in a variety of other industrial applications such as geotextile end-uses, fabric bags/containers, and protective coverings. The Company has been engaged in the textile industry since 1884 and was wholly-owned by its former parent company BP p.l.c. (“BP”) until November 30, 2004.

On December 1, 2004, the Company acquired the Business from BP and became a stand-alone company. The condensed consolidated financial statements of the Company included herein reflect the accounts of the Company for the presented periods subsequent to the acquisition on December 1, 2004. The condensed combined statements of income and cash flows of the Predecessor for the three month period ended March 31, 2004 are presented for comparative purposes and reflect the cash flows and results of operations of the Business prior to its acquisition by Propex Fabrics Inc.

Basis of Presentation

Predecessor

The predecessor financial statements include amounts that have been derived from the financial statements and accounting records of BP using the historical results of operations and historical cost basis of the assets and liabilities of the Predecessor. The condensed combined statements include all revenues and costs attributable to the Predecessor including charges or an allocation of the costs for BP provided support services and BP corporate costs.

Successor

Subsequent to the acquisition on December 1, 2004, the condensed consolidated financial statements of the Company include the wholly-owned and majority-owned foreign subsidiaries and, together with the predecessor statements, are prepared in conformity with generally accepted accounting principles in the United States of America. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2005, the statements of income and cash flows for the three months ended March 31, 2005 and 2004, and related notes are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes for the period ended December 31, 2004.

Earnings Per Share Data

Because Propex Fabrics Inc. is a wholly owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings per common share data is excluded from presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures in the notes to the combined/consolidated financial statements. Actual results could differ from the estimates and assumptions used.

Goodwill and Other Intangible Assets

Intangible assets created as a result of the acquisition have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which required their valuation to fair value as of the December 1, 2004 acquisition date with amortization to occur over their useful lives. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. However, as the Company continues to evaluate and refine certain estimates, the allocation of their fair value across assets and segments could be adjusted.

Parent Company Investment – Predecessor

For periods on or before November 30, 2004, the parent company investment included in the balance sheet reflected BP’s investment in the Predecessor, accumulated earnings and losses of the Predecessor, less dividends paid, and accumulated other comprehensive income. Debt instruments issued to BP affiliates and trade payables related to resin purchases from BP affiliates are recognized as liabilities in the combined balance sheet; all other balances with BP affiliates are included within parent company investment. The operations of the Predecessor in the United States participated in BP’s centralized cash management programs. Disbursements were made through centralized accounts payable systems, which were operated by BP. Cash receipts were transferred to centralized accounts, also maintained by BP. As cash was disbursed and received by BP, it was accounted for through parent company investment. The predecessor financial statements include direct charges for certain BP provided services and allocations of BP’s expenses for general corporate expenses, income taxes, and non-charged services provided by BP, which are discussed in Note 13 of the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Stockholders’ Equity – Successor

On October 4, 2004, the Successor entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. For purposes of this disclosure, BP p.l.c. and BP Amoco Chemical Holding Company and certain of its affiliates are collectively referred to as “BP.” Pursuant to the stock purchase agreement, BP sold all the outstanding capital stock of the entities comprising the fabrics business of BP to the Company. BP also sold to the Company specified assets comprising BP’s Canadian fabrics business, various intellectual property assets and various other assets associated with the fabrics business. The closing date of this transaction was December 1, 2004. As of December 1, 2004, the Company reports the financial statements on a consolidated basis with stockholders’ equity or deficit and reorganized the Business’ corporate structure and began operating under the name of Propex Fabrics Inc. The Company also formed two domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

2. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2005	December 31, 2004
Trade accounts receivable, gross	$114.4	$97.0
Less:
Allowance for discounts and returns	(0.5)	(0.5)
Allowance for doubtful accounts	(3.8)	(3.9)

Accounts receivable, net	$110.1	$92.6

3. Inventories

Inventories are stated at the lower of cost or market value. Beginning December 1, 2004, all work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally. All raw materials, storehouse stock, process material, and packaging inventories are carried at average cost.

Predecessor: Prior to December 1, 2004, cost was determined using the last in first out (LIFO) method for substantially all domestically held raw materials, work in process, and finished goods.

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$19.4	$15.0
Work in process	21.1	24.0
Finished goods	51.9	44.8

	92.4	83.8
Storehouse stock and other	8.7	6.9

Total inventories, net	$101.1	$90.7

4. Restructuring and Other Similar Costs

The Successor recognized no expense in the three months ended March 31, 2005 and 2004. These transactions resulted in a $0.7 million unpaid balance at March 31, 2005. These restructuring activities continue under the Successor’s ownership.

Restructuring accruals are summarized as follows:

March 31, 2005
Balance at beginning of period	$0.9
Cash payments	(0.2)
Accrual for new committed / announced program	—
Excess accrual reversal	—

Balance at end of period	$0.7

5. Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (in millions):

		Predecessor (Note 1)
	Three Months Ended March 31,
	2005	2004
Net income	$3.2	$4.0
Foreign currency translation losses	(2.4)	(1.8)

Comprehensive income	$0.8	$2.2

6. Pension Benefits

The Company sponsors two defined benefit pension plans in the U.S. for employees who have completed a qualifying length of service. The Company operates an unfunded defined benefit pension plan in Germany and a funded defined benefit plan in Brazil, which are available to all employees after meeting certain service levels. Benefits for all plans are generally based on employees’ years of service and salary levels. For the U.S. plans, contribution amounts are determined by independent actuaries using an actuarial method that has an objective of providing an adequate fund to meet pension obligations as they mature. Prior to December 1, 2004, pension costs were derived using the projected unit credit method and were based on a combination of BP and Company-specific assumptions. Beginning December 1, 2004, all assumptions reflect the Company as a stand-alone entity.

In Europe at the time of the divestiture, BP split the German pension plan between active and retired employees and BP retained the retiree portion of the plan along with the associated liabilities.

		Predecessor (Note 1)
	Three months ended March 31,
Components of net periodic pension cost	2005	2004
Service cost	$1.0	$0.7
Interest cost	1.6	1.3
Expected return on plan assets	(1.4)	(1.4)
Amortization of transition amount	0.1	(0.1)
Amortization of prior service cost	—	(0.1)
Amortization of unrecognized actuarial (gain)/loss	—	0.3

Net periodic pension cost	$1.3	$0.7

During the three month period ended March 31, 2005, the Company contributed $0.7 million to the U.S. pension plans. The Company expects to contribute $0.8 million, $1.3 million, and $1.8 million to its U.S. pension plans during the second, third and fourth quarters, respectively, for the remainder of fiscal year 2005.

7. Other postretirement benefits

The Company provides certain health care and life insurance benefits for retired employees in the United States. Costs borne by the Company for retirees are based on age and length of service at retirement. The health care benefits are provided through the Company’s medical benefit plan, and a Group term life insurance plan. Prior to December 1, 2004, the other postretirement obligations and related costs reflected in these financial statements reflected the benefit arrangements specific to the employees of the Company and were based on a combination of BP and company-specific assumptions that may not necessarily reflect the assumptions of the Company as a stand-alone entity.

As part of the purchase agreement, BP retained the liability for all retiree eligible employees. In addition, the Successor modified the program to limit future participation to employees within 10 years of retirement eligibility and curtailed program benefits for retirees when they reach the age of 65 or are medicare eligible.

		Predecessor (Note 1)
	Three months ended March 31,
Components of net periodic benefit cost	2005	2004
Service cost	$—	$0.7
Interest cost	0.1	1.1
Amortization of unrecognized actuarial loss	—	0.8

Net periodic benefit cost	$0.1	$2.6

8. Income Taxes

The Company’s effective income tax rate was 39.6% and 18.4% for the three months ended March 31, 2005 and 2004, respectively. Effective income tax rates for the remainder of 2005 are expected to be consistent with the first quarter.

		Predecessor (Note 1)
	Three months ended March 31,
	2005	2004
Income tax at statutory rate	$1.8	$1.7
Permanent income tax disallowances	0.1	—
State taxes, net of federal benefit	0.1	0.1
Foreign tax rate differences	—	(0.1)
Valuation allowances	0.1	—
Other, net	—	(0.8)

	$2.1	$0.9

The provision for income taxes increased from $0.9 million in 2004 to $2.1 million in 2005 as the 2004 tax liability was reduced by certain tax settlements and other non-recurring benefits, included in the Other, net line in the above table.

9. Commitments and Contingencies

The Company is involved in various unresolved legal actions and claims arising in the normal course of business. Although it is not possible to predict with certainty the outcome of the unresolved legal actions, management believes these unresolved legal actions will not have a material adverse effect on the results of operations or financial position of the Company. From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, we may occasionally resort to litigation or make claims in order to enforce or protect our property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company under the purchase agreement for certain potential pre-closing liabilities, and our current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by the Company or other parties.

Environmental remediation liabilities are included within “Other non-current liabilities” in the balance sheet. BP retained responsibility for certain identified environmental liabilities upon selling the business on December 1, 2004. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. There are no environmental liabilities reflected on the balance sheet at March 31, 2005.

10. Business Segment and Geographic Area Information

The Company operates as a collection of regional businesses, and within the North America region, further breaks down its operations into furnishings and industrial fabrics, resulting in the following reportable segments:

•	North America

•	Furnishings

•	Industrial Fabrics

•	Europe

•	Brazil

The North America furnishings segment includes the manufacture and sale of various woven and non-woven fabrics primarily to carpet, furniture and bedding manufacturers for incorporation into their various manufactured furnishing products. The North America industrial fabrics segment includes the manufacture and sale of woven and non-woven fabrics into various industrial applications such as geotextile end-uses, fabric bags/containers and protective coverings. The industrial fabrics segment also includes all of the Company’s Mexico manufacturing and selling activity because the majority of its activities relate to industrial fabric products.

The Europe regional segment primarily sells furnishing products to carpet manufacturers, along with some industrial fabric geotextile products.

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

		Predecessor (Note 1)
	Three months ended March 31,
	(In millions)
	2005	2004
Revenues:
Revenues from external customers:
North America
Furnishings	$95.6	$85.2
Industrial Fabrics	32.0	23.0
Europe	25.0	24.6

Brazil	8.9	7.7

Total revenues from external customers	$161.5	$140.5
Intersegment sales:
North America
Furnishings	$5.2	$4.3
Industrial Fabrics	2.1	0.4

Total intersegment sales	$7.3	$4.7

Total revenues	$168.8	$145.2

Reconciling items
Intersegment revenues	$7.3	$4.7

Total consolidated revenues	$161.5	$140.5

		Predecessor (Note 1)
	Three months ended March 31,
	(In Millions)
	2005	2004
Depreciation and amortization expense:
North America
Furnishings	$3.1	$3.2
Industrial Fabrics	0.8	1.2
Europe	0.3	1.3
Brazil	0.3	0.1

Total consolidated depreciation and amortization expense	$4.5	$5.8

Segment income:
North America
Furnishings	$9.0	$9.9
Industrial Fabrics	0.6	(2.0)
Europe	(0.1)	0.3
Brazil	0.8	1.5

Total segment income	$10.3	$9.7
Reconciling items
LIFO expense	$—	$2.4
Parent costs (1)	—	1.2
Interest expense	5.1	1.5
Interest income	(0.2)	(0.2)
Other (income) expense	0.1	(0.1)

Total consolidated income before income taxes	$5.3	$4.9

Other Data:
Worldwide sales volumes (million square yards)	636.9	671.1

Unit net spread, $/square yard (2)	$0.133	$0.131

(1)	- Represents BP corporate cost allocations related to the Predecessor.
(2)	- Unit net spread is defined as revenue less raw material cost on a per square yard basis.

Enterprise Wide Information

		Predecessor (Note 1)
	Three months ended March 31,
	(In Millions)
	2005	2004
Revenues

Net Revenues by Geography
US	$115.1	$99.6
Other North America	12.5	8.6

Total North America	127.6	108.2
Europe	25.0	24.6
Brazil	8.9	7.7

Total	$161.5	$140.5

Gross margin increased from 13.5% in the first quarter of 2004 to 15.4% in the first quarter of 2005 primarily due to lower postretirement benefits, the absence of a LIFO adjustment expense, lower depreciation and lower non-recurring charges.

The net revenues are attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenues by customers’ locations.

11. Condensed Consolidated Financial Information

Effective with the acquisition on December 1, 2004, the Company reorganized the Business’ corporate structure and began operating under the name of Propex Fabrics Inc. The Company also formed two domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries. These domestic subsidiaries guarantee the Company’s 10% Senior Notes due 2012 on a joint and several basis. The Company’s foreign subsidiaries do not guarantee the Notes, and these foreign subsidiaries are included in the following tables on a combined basis as the Non-guarantor subsidiaries.

The following tables set forth the consolidated condensed financial position of the Successor as of March 31, 2005 and December 31, 2004, and the Successor’s consolidated results of operations and related cash flows for the three months ended March 31, 2005 and the Predecessor’s combined results and related cash flows for the three months ended March 31, 2004. Amounts are shown separately for the Company’s parent company, Propex Fabrics Holdings Inc., the Company, the Guarantors of the Notes collectively, and the collective Non-guarantor subsidiaries of the Company. Inter-company eliminating amounts have been presented to derive the consolidated or combined financial information for all periods presented.

Separate financial statements of the Company’s parent or the Guarantors are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not material to investors.

Condensed Consolidated Balance Sheets

March 31, 2005

(Unaudited)

(In Millions)

			Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	Parent	Issuer			Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$14.6	$—	$11.5	$—	$26.1
Accounts receivable, net	—	84.0	—	32.3	(6.2)	110.1
Inventories, net	—	65.3	—	35.8	—	101.1
Deferred income taxes	—	3.2	—	0.4	—	3.6
Intercompany loan receivable	—	2.0	—	—	(2.0)	—
Prepaid expenses and other current assets	—	2.7	—	4.3	—	7.0

Total current assets	—	171.8	—	84.3	(8.2)	247.9
Other assets:

Intangible assets, net	—	11.7	—	1.8	—	13.5
Deferred income taxes	0.3	18.3	—	2.0	(0.3)	20.3
Investment in subsidiaries	93.1	92.6	92.6	—	(278.3)	—
Other assets	—	12.9	—	0.4	—	13.3

	93.4	135.5	92.6	4.2	(278.6)	47.1
Property, plant, and equipment, net	—	150.4	—	52.6	—	203.0

Total assets	$93.4	$457.7	$92.6	$141.1	$(286.8)	$498.0

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$40.9	$—	$14.9	$(6.2)	$49.6
Accrued liabilities	—	12.5	—	7.4	—	19.9
Current portion of debt and accrued interest	—	11.2	—	2.0	(2.0)	11.2
Restructuring and other similar costs	—	—	—	0.7	—	0.7
Other current liabilities	—	3.8	—	—	—	3.8

Total current liabilities	—	68.4	—	25.0	(8.2)	85.2

Debt	25.8	253.1	—	—	(25.8)	253.1
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	3.0	—	4.6	—	7.6
Accrued pension and other postretirement benefit liabilities	—	40.1	—	18.9	—	59.0
Other non-current liabilities	—	—	—	—	—	—

	25.8	296.2	—	40.5	(42.8)	319.7

Total stockholders’ equity	67.6	93.1	92.6	75.6	(235.8)	93.1

Total liabilities and stockholders’ equity	$93.4	$457.7	$92.6	$141.1	$(286.8)	$498.0

Condensed Consolidated Balance Sheets

December 31, 2004

(In Millions)

			Guarantor Subsidiaries	Non- Guarantor Subsidiaries
	Parent	Issuer			Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15.8	—	$8.3	—	$24.1
Accounts receivable, net	—	62.8	—	33.0	(3.2)	92.6
Inventories, net	—	57.6	—	33.1	—	90.7
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.3	—	—	(1.3)	—
Prepaid expenses and other current assets	—	4.5	—	4.3	—	8.8

Total current assets	—	145.1	—	79.1	(4.5)	219.7
Other assets:

Intangible assets, net	—	12.3	—	2.0	—	14.3
Deferred income taxes	—	19.6	—	2.4	—	22.0
Investment in subsidiaries	92.3	94.0	94.0	—	(280.3)	—
Other assets	—	13.4	—	0.8	—	14.2

	92.3	139.3	94.0	5.2	(280.3)	50.5
Property, plant, and equipment, net	—	153.1	—	54.8	—	207.9

Total assets	$92.3	$437.5	$94.0	139.1	(284.8)	$478.1

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$22.1	$—	$9.9	$(3.2)	$28.8
Accrued liabilities	—	13.9	—	6.0	—	19.9
Current portion of debt and accrued interest	—	7.0	—	1.3	(1.3)	7.0
Restructuring and other similar costs	—	—	—	0.9	—	0.9
Other current liabilities	—	5.2	—	1.9	—	7.1

Total current liabilities	—	48.2	—	20.0	(4.5)	63.7

Debt	25.2	254.5	—	—	(25.2)	254.5
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	2.7	—	5.1	—	7.8
Accrued pension and other postretirement benefit liabilities	—	39.8	—	19.5	—	59.3
Other non-current liabilities	—	0.1	—	0.4	—	0.5

	25.2	297.1	—	42.0	(42.2)	322.1

Total stockholders’ equity	67.1	92.2	94.0	77.1	(238.1)	92.3

Total liabilities and stockholders’ equity	$92.3	$437.5	$94.0	$139.1	$(284.8)	$478.1

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$—	$122.5	$—	$46.3	$(7.3)	$161.5
Cost of sales	—	102.8	—	41.2	(7.3)	136.7

Gross profit	—	19.7	—	5.1	—	24.8

Operating expenses:
Selling, general, and administrative	—	11.0	—	3.5	—	14.5

Operating income	—	8.7	—	1.6	—	10.3

Other (income) expense:
Interest expense, net	0.6	5.0	(0.1)	—	(0.6)	4.9
Other expense	—	—	—	0.1	—	0.1
Equity in earnings of subsidiaries	(3.2)	(1.0)	(0.9)	—	5.1	—

	(2.6)	4.0	(1.0)	0.1	4.5	5.0

Income before income taxes	2.6	4.7	1.0	1.5	(4.5)	5.3
Income taxes	(0.3)	1.5	—	0.6	0.3	2.1

Net income (loss)	$2.9	$3.2	$1.0	$0.9	$(4.8)	$3.2

Condensed Combined Statements of Income

For the Three Months Ended March 31, 2004

(Unaudited)

(In Millions)

	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$104.2	$40.9	$(4.6)	$140.5
Cost of sales	91.2	35.0	(4.6)	121.6

Gross profit	13.0	5.9	—	18.9

Operating expenses:
Selling, general, and administrative	9.3	3.5	—	12.8

	9.3	3.5	—	12.8

Operating income	3.7	2.4	—	6.1
Other (income) expense:
Interest expense, net	1.3	—	—	1.3
Other income	—	(0.1)	—	(0.1)

	1.3	(0.1)	—	1.2

Income before income taxes	2.4	2.5	—	4.9
Income taxes	1.0	(0.1)	—	0.9

Net income	$1.4	$2.6	$—	$4.0

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2.9	$3.2	$1.0	$0.9	$(4.8)	$3.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3.8	—	0.7	—	4.5
Non-cash interest on debt	0.6	4.3	(0.1)	0.1	(0.6)	4.3
Pension and postretirement benefit costs	—	0.2	—	0.5	—	0.7
Deferred income taxes	(0.3)	1.5	—	(0.1)	0.3	1.4
Undistributed earnings of subsidiaries	(3.2)	(1.0)	(0.9)	—	5.1	—
Changes in operating assets and liabilities	—	(10.9)	—	1.0	—	(9.9)

Net cash provided by (used in) operating activities	—	1.1	—	3.1	—	4.2

Investing activities
Capital expenditures	—	(0.3)	—	(0.2)	—	(0.5)

Net cash (used in) investing activities	—	(0.3)	—	(0.2)	—	(0.5)

Financing activities
Net (payments to) receipts from parent company	—	(0.6)	—	0.6	—	—
Payment of long-term debt	—	(1.4)	—	—	—	(1.4)

Net cash (used in) provided by financing activities	—	(2.0)	—	0.6	—	(1.4)
Effect of changes in foreign exchange rates on cash	—	—	—	(0.3)	—	(0.3)

Change in cash and cash equivalents	—	(1.2)	—	3.2	—	2.0
Cash and cash equivalents – Beginning of period	$—	$15.8	$—	$8.3	$—	$24.1

Cash and cash equivalents – End of period	$—	$14.6	$—	$11.5	$—	$26.1

Condensed Combined Statements of Cash Flows

For the Three Months Ended March 31, 2004

(Unaudited)

(In Millions)

	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$1.5	$2.5	$—	$4.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.3	1.5	—	5.8
Non-cash interest on related party debt	1.2	0.2	—	1.4
(Gain) on sale of property, plant, and equipment	—	(0.3)	—	(0.3)
Pension and postretirement benefit costs	2.6	(0.4)	—	2.2
Deferred income taxes	(0.5)	(0.3)	—	(0.8)
Changes in operating assets and liabilities	(14.9)	(2.7)	—	(17.6)

Net cash (used in) provided by operating activities	(5.8)	0.5	—	(5.3)

Investing activities
Capital expenditures	(1.1)	(0.9)	—	(2.0)
Proceeds from sale of property, plant and equipment	—	0.3	—	0.3

Net cash (used in) investing activities	(1.1)	(0.6)	—	(1.7)

Financing activities
Net receipts from (payments to) from parent company	6.9	0.5	—	7.4

Net cash provided by financing activities	6.9	0.5	—	7.4
Effect of changes in foreign exchange rates on cash	—	0.1	—	0.1

Change in cash and cash equivalents	—	0.5	—	0.5
Cash and cash equivalents – Beginning of period	$(0.3)	$6.9	$—	$6.6

Cash and cash equivalents – End of period	$(0.3)	$7.4	$—	$7.1

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

We primarily market carpet backing and industrial fabrics, respectively, in Europe and Brazil, and we are a leading supplier of those products in those regions. Although primarily a regional business in terms of differing customers, competitive issues, and economic and other drivers, we have significant overlap of product offerings across the regions. Where product differences exist, we have the ability to take successful products in one region and exploit these new products in our other regions.

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

Our primary raw material is polypropylene resin and resin costs comprise approximately 45% of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying over 550 million pounds in 2004. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

However, polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. In 2004, our average monthly cost of polypropylene in the U.S. increased by approximately 33% over the prior year. Generally, we have been able to pass through raw material price increases to our furnishings customers. However, unlike furnishings, it has been more difficult to pass through raw material price fluctuations to customers for our industrial products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers. See “Item 3. Qualitative and Quantitative Disclosures Regarding Market Risk” below.

In order to maintain our competitiveness, we maintain a comparatively low manufacturing cost structure. Within North America, besides providing certain manufacturing flexibility benefits, our five U.S. manufacturing locations enable us to efficiently manage our diverse product mix by focusing some plants on running large volume commodity products and focusing other plants on producing smaller volume, more specialty products. Our current management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Company History

On October 4, 2004, we entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. Pursuant to the stock purchase agreement, BP sold to us all the outstanding capital stock of the entities comprising the fabrics business of BP. BP also sold to us specified assets comprising BP’s Canadian fabrics business and various intellectual property assets and various other assets associated with the fabrics business. The total consideration paid to the seller was $340.0 million.

We have been engaged in the textile industry since 1884 and operated primarily under the name Amoco Fabrics and Fibers Company or BP Fabrics and Fibers Business in the U.S. and under other names internationally (“Predecessor”) from 1968 until the closing of the acquisition, at which time we became Propex Fabrics Inc., referred to as “Successor” below. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute backing, as well as the development of woven and non-woven fabrics for industrial applications. Please refer to the “Company History” section of the 10-K filing for the year ended December 31, 2004.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net revenue

Total net revenue increased $21.0 million, or 14.9%, from $140.5 million in the first quarter of 2004 to $161.5 million in the first quarter of 2005. This revenue increase is primarily due to an increase in North America furnishings net revenue of $10.4 million, along with net revenue increases of $9.0 million in North America industrial fabrics and $1.2 million in Brazil.

North America furnishings net revenue increased 12.2% from $85.2 million in the first quarter of 2004 to $95.6 million in the first quarter of 2005 due to higher unit selling prices in the segment, as we increased pricing in both the carpet backing and the furniture & bedding product lines to pass along rising raw material prices. Furnishing volumes during the first quarter of 2005 were negatively impacted by Mohawk’s February 2005 purchase of Wayn-Tex, Inc., a producer of primary carpet backing fabrics, giving Mohawk (one of our largest customers) substantial in-house primary carpet backing manufacturing capacity. A portion of the lost Mohawk volume was offset by concurrent volume gains to other customers previously supplied by Wayn-Tex. In addition, overall carpet industry volumes declined during the first quarter of 2005.

North America industrial fabrics net revenue increased 39.1% from $23.0 million in the first quarter of 2004 to $32.0 million in the first quarter of 2005 due in part to higher volumes in our packaging product line, both in the U.S. and in Mexico. In particular, a larger than expected cotton crop and better weather conditions extended the cotton season, positively impacting volumes in our cotton bale products, and strong housing starts during much of the quarter lifted volumes in our housewrap products. The remaining net revenue increase resulted from higher unit selling prices across all of our industrial fabrics products, as we increased prices to cover rising raw material prices.

Europe net revenue increased from $24.6 million in the first quarter of 2004 to $25.0 million in the first quarter of 2005 due to higher unit selling prices in U.S. dollar terms, driven by a 4.8% appreciation of the euro versus the U.S. dollar. Lower carpet industry volumes essentially offset the higher unit selling prices. Volumes were adversely affected by cautious consumer spending, which resulted in decreased carpet backing purchases by the larger Dutch and Belgian carpet manufacturers. These volume declines were partially offset by increased exports of secondary carpet backing products. In local currency terms, average unit selling prices decreased due to the temporary product mix shift toward lower-priced secondary carpet backing.

Brazil net revenue increased 15.6% from $7.7 million in the first quarter of 2004 to $8.9 million in the first quarter of 2005 due, in part, to higher unit selling prices in both local currency and U.S. dollar terms. We continued shifting our product portfolio toward more specialty products, which resulted in higher local currency unit selling prices. In addition, we passed along a portion of our higher raw material costs during the 2005 period. An 8.0% appreciation of the Brazilian real versus the U.S. dollar resulted in the remaining increase in net revenue.

Cost of sales

Cost of sales increased 12.4% from $121.6 million in the first quarter of 2004 to $136.7 million in the first quarter of 2005. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene, along with a $3.4 million expense related to the amortization of purchase accounting related inventory fair value adjustments. These additional costs were offset by lower postretirement benefits, the absence of a LIFO adjustment expense, lower depreciation and lower non-recurring charges. As a percentage of net revenue, cost of sales decreased from 86.5% in the first quarter of 2004 to 84.6% in the first quarter of 2005, primarily due to the decreases in non-raw material costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $12.8 million in the first quarter of 2004 to $14.5 million in the first quarter of 2005. As a percentage of net revenue, selling, general and administrative expenses were 9.1% and 9.0% in the first quarter of 2004 and 2005, respectively. In North America, administrative costs increased during the first quarter of 2005 due to the amortization of intangible assets established under purchase accounting, and the inclusion of certain stand-alone costs such as insurance costs and one-time acquisition accounting costs. In 2004, BP corporate cost allocations were treated as a reconciling item and excluded from segment results. Included within selling, general and administrative expenses is our research and development expense, which totaled $1.7 million in the first quarter of 2004 and 2005, respectively.

Income before interest and taxes

Income before interest and taxes increased from $6.2 million in the first quarter of 2004 to $10.2 million in the first quarter of 2005. This increase is primarily due to a segment income increase of $2.6 million in North America industrial fabrics income before interest and taxes (hereafter “segment income”), which was partially offset by a $0.9 million decrease in North America furnishings, a $0.4 million decrease in Europe, and a $0.7 million decrease in Brazil.

North America furnishings segment income decreased from $9.9 million in the first quarter of 2004 to $9.0 million in the first quarter of 2005 primarily due to the lower volumes in both our carpet backing and furniture and bedding product lines. In addition, during the first quarter of 2005 we experienced an increase in certain stand-alone administrative costs. During the first quarter of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations. Partially offsetting these unfavorable effects, unit selling prices increased and product mix was favorable. Fixed manufacturing costs decreased due to cost reduction and efficiency improvement activities and the absence of a significant one-time repair expenditure, which occurred in the first quarter of 2004. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition.

North America industrial fabrics segment income improved from a $2.0 million loss in the first quarter of 2004 to $0.6 million of income in the first quarter of 2005, due, in part, to higher volumes. In addition, we achieved reductions in fixed costs across all of our U.S. facilities involved in the manufacture of industrial fabrics. The reduction in the cash portion of fixed costs resulted from cost reduction and efficiency improvement activities, while the reduction in depreciation results from the purchase accounting valuation of the assets. The increase in volumes also contributed to the swing to profitability. Also contributing to the improved results, unit selling prices increased and product mix was favorable. Partially offsetting the increase in industrial fabrics profitability was the increase in certain stand-alone administrative costs. The North America industrial fabrics segment continues to experience significant competition domestically, with certain product lines also experiencing the threat of substitution by natural materials, which are not subject to petroleum-related price volatility, as well as offshore competition.

Europe segment income decreased from income of $0.3 million in the first quarter of 2004 to a loss of $0.1 million in the first quarter of 2005, primarily resulting from the decrease in volumes and the increase in raw material costs. Partially offsetting this segment income was a decrease in selling, general and administrative costs in our Europe segment.

Brazil segment income decreased from $1.5 million in 2004 to $0.8 million in 2005, reflecting higher fixed manufacturing costs resulting from higher resin costs and the 2004 capacity expansion of our Curitiba, Brazil facility. This segment income decrease was partially offset by increased unit profitability from an improved product mix with a greater focus on higher margin products.

Segment income does not include two reconciling items. The LIFO inventory adjustment was $2.4 million in expense to the Predecessor for the first quarter of 2004. The parent company overhead expense allocations to the Predecessor were $1.2 million in the first quarter of 2004. These allocations related to the former parent’s management overhead costs.

Interest expense, net

Net interest expense increased from $1.3 million in the first quarter of 2004 to $4.9 million in the first quarter of 2005. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the acquisition as part of the December 1, 2004 stock purchase agreement, discussed previously. Beginning December 1, 2004, interest expense is principally related to the senior secured credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes increased from $0.9 million in 2004 to $2.1 million in 2005 as the 2004 tax liability was reduced by tax settlements and other non-recurring benefits. The Company’s effective income tax rate was 18.4% and 39.7% for the first three months of 2004 and 2005, respectively. Effective income tax rates for the remainder of 2005 are expected to be consistent with the first quarter.

Liquidity and Capital Resources as of March 31, 2005

Our primary cash needs are working capital, capital expenditures, tax payments and debt service. Our forecasted capital spending for the current year is $10.0 million. The Company believes it has adequate liquidity to fund required capital expenditures for the next year. We finance these cash requirements through internally generated cash flow and funds borrowed from our revolving credit facility.

Net working capital is comprised of current assets, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $163.0 million at December 31, 2004 and $173.9 million at March 31, 2005.

Cash from operations improved from a $5.3 million use of cash for the three months ended March 31, 2004 to a $4.2 million generation of cash for the three months ended March 31, 2005. The improved cash from operations is primarily due to reduced working capital needs.

We used cash from investing activities of $1.7 million for the first quarter of 2004 compared to $0.5 million for the first quarter of 2005. Capital expenditures decreased from $2.0 million in the first quarter of 2004, which included certain one-time repair expenditures, to $0.5 million in the first quarter of 2005.

Cash provided by financing activities was $7.4 million for the first quarter ended March 31, 2004 compared to cash used by financing activities of $1.4 million for the quarter ended March 31, 2005. Prior to the acquisition, the Company was dependent on its former parent company, BP, for its cash funding requirements, resulting in the $7.4 million of cash provided by financing activities for the first quarter ended March 31, 2004. Effective with the acquisition, the Company began managing cash on an independent stand-alone basis. The Company made its first scheduled principal payment under its new credit facility in the first quarter ended March 31, 2005 resulting in the cash used by financing activities of $1.4 million.

Our credit arrangements with BP were cancelled concurrent with the closing of the acquisition. We replaced our affiliate credit arrangements with a new credit facility described below.

New Credit Facility

We entered into a new credit facility with a syndicate of lenders on December 1, 2004. The following description summarizes the material provisions of the new credit facility and does not purport to be complete.

The new secured credit facility provides for a $110.0 million senior term loan and a $65.0 million revolving line of credit, of which no amount was outstanding as of March 31, 2005. The new credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit of which $0.5 million was used and outstanding as of March 31, 2005.

We used the proceeds of borrowings under the new credit facility to finance a portion of the purchase price of the acquisition, to pay a portion of the fees and expenses related to the transactions and for working capital and other corporate purposes.

The revolving line of credit and term loan, collectively referred to as the “loans,” may bear interest at the base rate or at LIBOR, in each case plus an applicable margin. The default rate is the sum of the otherwise applicable rate plus 2.0%.

All principal on the revolving line of credit is due on December 1, 2009. All principal on the term loan is due on December 1, 2011 and such term loan is subject to quarterly required amortization totaling $5.5 million in 2005, $5.5 million in 2006, $5.5 million in 2007, $5.5 million in 2008, $11.0 million in 2009, $11.0 million in 2010 and $66.0 million in 2011. Furthermore, the loans are subject to various mandatory prepayments.

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

Critical Accounting Policies

In preparing our financial statements in conformity with GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes monitoring changes in critical accounting policies is important to the fair presentation of our financial condition and results or operations because they can require management’s more significant judgments and estimates in the preparation of our consolidated and combined financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. At present, we do not utilize any derivative instruments to manage these risks.

Raw material risk. The cost of our commodity raw materials is volatile and could have a significant impact on our profitability. In particular, our business requires the purchase of large volumes of polypropylene, a petroleum derivative. Increases in the cost of this raw material could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of polypropylene increased in 2004 and again in the first quarter of 2005. We believe we will be successful in increasing prices to pass along much of this increase in polypropylene costs consistent with historical experience; however, we may not be able to successfully recover such increases in cost.

In addition, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Polypropylene resin is the principal raw material used in our woven and non-woven fabrics. Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene, however, an unanticipated termination or interruption of our supply arrangements could adversely affect our ability to supply products to our customers and could have an adverse impact on the business. We have contracted with multiple suppliers of polypropylene for up to 120% of our expected raw material needs through 2005, where pricing is determined by a combination of formulas based on market indices and monthly negotiated pricing.

Currency translation. The results of operations of our foreign companies are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of our foreign companies are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income. Foreign currency exchange rate exposure is most significant with respect to the euro. For the first quarter of 2005, the U.S. dollar weakened approximately 5% against the euro.

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

Interest rate risk. We have incurred a significant amount of debt in connection with the acquisition, with a portion being at variable rates. Of our current and total long-term debt of $258.6 million (including $150.0 million of the Notes and $108.6 million of the senior secured term loan), $150.0 million bears interest at a fixed rate and the remaining debt bears interest at variable rates. A hypothetical 10.0% increase or decrease in the applicable interest rates as of March 31, 2005 would change the quarterly cost of financing on our variable rate debt by $0.1 million. In addition, as of March 31, 2005, we had $5.7 million of accrued interest.

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

Inflation

Inflation can affect the costs of goods and services we use. In the more mature economies in which we operate, from either a manufacturing or sales viewpoint, we have experienced relatively low price inflation in recent years. In more emerging economies, such as Brazil and Hungary, we experience moderate inflation, but in a lower cost environment.

Litigation

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, we may occasionally resort to litigation or make claims in order to enforce or protect our property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company, (as discussed in Note 9 to the condensed consolidated financial statements included elsewhere in this report) and our current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. CONTROLS AND PROCEDURES

As of March 31,2005, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 15(d)-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that our disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Note Regarding Forward-Looking Statements

This document contains forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management, based on information currently available to management. Forward-looking statements are those that do not relate strictly to historical or current facts, and can be identified by the use of the future tense or other forward-looking words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “should,” “may,” “objective,” “projection,” “forecast,” “management believes,” “continue,” “strategy,” “position” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and legal proceedings that we consider generally to be a part of the ordinary course of business. While no assurance can be given, we believe that, taking into account the indemnification by BP Amoco Chemical Holding Company, as discussed in Note 9 to the condensed consolidated financial statement included elsewhere in this report and current insurance coverage, none of the litigation or legal proceedings in which we are currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

We are subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects of the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by us or other parties.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number		Description
3.1	—	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herin by reference).

3.2	—	Bylaws of Propex Fabrics Inc. (filed as Exhibit 3.2 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.1	—	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	—	Form of 10% Senior Note due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

10.1	—	Credit Agreement, dated as of December 1, 2004, among Propex Fabrics Inc., Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEX FABRICS INC.

Date: May 16, 2005	By:	/-s-/ PHILIP D. BARNES
Philip D. Barnes Chief Financial Officer and Treasurer (Principal Financial Officer)