Form 10-Q
period 2005-06-30
Propex Fabrics Inc.
filed 2005-08-15
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The Registrant is a wholly owned subsidiary of Propex Fabrics Holdings Inc., and there is no public market for the Registrant’s common stock.

Number of shares of common stock outstanding at August 12, 2005: 10 shares

Propex Fabrics Inc.

Table of Contents to Form 10-Q

For the Quarter Ended June 30, 2005

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Fabrics Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23.6	$24.1
Accounts receivable, net (Note 2)	110.2	92.6

Inventories, net (Note 3)	95.9	90.7
Deferred income taxes	3.1	3.5
Prepaid expenses and other current assets	6.7	8.8

Total current assets	239.5	219.7

Other assets:
Intangible assets, net	12.4	14.3
Deferred income taxes	20.6	22.0
Other assets	12.7	14.2

	45.7	50.5

Property, plant, and equipment, net	199.9	207.9

Total assets	$485.1	$478.1

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$34.5	$31.1
Accrued liabilities	23.1	19.5
Current portion of debt and accrued interest	6.8	7.0
Restructuring and other similar costs (Note 4)	0.7	0.9
Other current liabilities	1.4	5.2

Total current liabilities	66.5	63.7

Debt, less current portion	251.7	254.5
Deferred income taxes	9.6	7.8
Accrued pension and other postretirement benefit liabilities (Notes 6 and 7)	58.2	59.3
Other non-current liabilities	0.1	0.5

	319.6	322.1
Total stockholders’ equity	99.0	92.3

Total liabilities and stockholders’ equity	$485.1	$478.1

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated and Combined Statements of Income

(Unaudited)

(In Millions)

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue	$168.1	$157.8	$329.6	$298.3
Cost of sales	140.6	138.2	277.3	259.8

Gross profit	27.5	19.6	52.3	38.5

Operating expenses:
Selling, general and administrative	14.1	12.6	28.3	25.4
Restructuring and similar costs	—	1.1	—	1.1
Loss on abandonment of long-lived assets	—	2.2	—	2.2

Operating income	13.4	3.7	24.0	9.8
Other income	(0.3)	—	(0.2)	(0.1)

Income before interest and income taxes	13.7	3.7	24.2	9.9
Interest expense, net	5.7	1.5	10.9	2.8

Income before income taxes	8.0	2.2	13.3	7.1
Income taxes (Note 8)	2.6	0.8	4.7	1.7

Net income	$5.4	$1.4	$8.6	$5.4

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

(In Millions)

		Predecessor (Note 1)
	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net income	$8.6	$5.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.4	11.9
Non-cash interest on debt	0.4	0.5
Gain on sale of property, plant and equipment	—	(0.2)
Loss on abandonment of long-lived assets	—	2.2
Pension and postretirement benefit costs	0.9	7.8
Deferred income taxes	3.3	(6.3)
Changes in operating assets and liabilities	(18.2)	(26.5)

Net cash provided by (used in) operating activities	4.4	(5.2)

Cash flows from investing activities
Capital expenditures	(1.3)	(4.9)
Proceeds from sale of property, plant and equipment	—	0.3

Net cash used in investing activities	(1.3)	(4.6)

Cash flows from financing activities
Net receipts from parent company	—	12.2
Net payments of long-term debt principal	(2.8)	—
Dividends	(0.5)	—

Net cash provided by (used in) financing activities	(3.3)	12.2

Effect of changes in foreign exchange rates on cash and cash equivalents	(0.3)	0.3

Change in cash and cash equivalents	(0.5)	2.7
Cash and cash equivalents – Beginning of period	24.1	6.6

Cash and cash equivalents – End of period	$23.6	$9.3

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Fabrics Inc. (the “Company” or the “Successor”), formerly Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business” or the “Predecessor”), is the world’s largest producer of primary and secondary carpet backing and a leading manufacturer and marketer of polypropylene synthetic fabrics used in a variety of other industrial applications such as geotextile end-uses, fabric bags/containers, and protective coverings. The Company has been engaged in the textile industry since 1884 and was wholly owned by its former parent company BP p.l.c. (“BP”) until November 30, 2004.

On December 1, 2004, the Company acquired the Business from BP (the “Acquisition”) and became a stand-alone company. The condensed consolidated financial statements of the Company included herein reflect the accounts of the Company for the presented periods subsequent to the acquisition on December 1, 2004. The condensed combined statements of income and cash flows of the Predecessor for the three and six month periods ended June 30, 2004 are presented for comparative purposes and reflect the cash flows and results of operations of the Business prior to its acquisition by Propex Fabrics Inc.

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

Successor

Subsequent to the Acquisition on December 1, 2004, the condensed consolidated financial statements of the Company include the wholly owned and majority owned foreign subsidiaries and, together with the Predecessor statements, are prepared in conformity with generally accepted accounting principles in the United States of America. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2005, the statements of income for the three and six months ended June 30, 2005 and 2004, the statements of cash flows for the six months ended June 30, 2005 and 2004 and related notes are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes for the period ended December 31, 2004.

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

Goodwill and Other Intangible Assets

Intangible assets created as a result of the acquisition have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), which required their valuation to fair value as of the December 1, 2004 acquisition date with amortization to occur over their useful lives. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. However, as the Company continues to evaluate and refine certain estimates, the allocation of their fair value across assets and segments could be adjusted.

The Company reduced the carrying amount of customer relationships by $0.3 million in the second quarter of 2005 due to reductions in sales to Mohawk Industries, Inc. as a result of their Wayn-Tex acquisition. This expense was in addition to routine amortization expense. The unamortized customer relationships intangible balance at June 30, 2005 is $3.5 million.

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

Stockholders’ Equity – Successor

On October 4, 2004, the Successor entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. For purposes of this disclosure, BP p.l.c. and BP Amoco Chemical Holding Company and certain of its affiliates are collectively referred to as “BP.” Pursuant to the stock purchase agreement, BP sold all the outstanding capital stock of the entities comprising the fabrics business of BP to the Company. BP also sold to the Company specified assets comprising BP’s Canadian fabrics business, various intellectual property assets and various other assets associated with the fabrics business. The closing date of this transaction was December 1, 2004. As of December 1, 2004, the Company reports the financial statements on a consolidated basis with stockholders’ equity and reorganized the Business’ corporate structure and began operating under the name of Propex Fabrics Inc. The Company also formed two domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries.

The Company declared and paid a $0.5 million dividend to its parent, Propex Fabrics Holdings Inc. during the second quarter of 2005. The proceeds from this dividend were used by the parent to purchase all shares of its common stock owned by Mr. Bradford Mortimer, former President and Chief Executive Officer.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its combined results of operations and financial condition but does not expect SFAS 151 to have a material impact.

2. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2005	December 31, 2004
	(in millions)
Trade accounts receivable, gross	$113.8	$97.0
Less:
Allowance for discounts and returns	(0.5)	(0.5)
Allowance for doubtful accounts	(3.1)	(3.9)

Accounts receivable, net	$110.2	$92.6

3. Inventories

Inventories are stated at the lower of cost or market value. Beginning December 1, 2004, all work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally, except for Brazil, which uses the average cost method. All raw materials, storehouse stock, process material, and packaging inventories are carried at average cost.

Predecessor: Prior to December 1, 2004, cost was determined using the last in first out (LIFO) method for substantially all domestically held raw materials, work in process, and finished goods.

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(in millions)
Raw materials	$11.5	$15.0
Work in process	19.8	24.0
Finished goods	57.1	44.8

	88.4	83.8
Storehouse stock and other	7.5	6.9

Total inventories, net	$95.9	$90.7

4. Restructuring and Other Similar Costs

The Successor did not recognize restructuring expense in the three and six months ended June 30, 2005 under new or existing restructuring plans. The Predecessor recognized $1.1 million of expense in the three and six months ended June 30, 2004. The restructuring activities have already occurred, however the benefit payments will occur over a multi-year period. These unpaid restructuring liabilities continue under the Successor’s ownership. As of June 30, 2005, there is a $0.7 million unpaid balance associated with these prior restructuring activities.

Restructuring accruals are summarized as follows:

	June 30, 2005	June 30, 2004
	(in millions)
Balance at January 1	$0.9	$1.0
Cash payments	(0.2)	(0.2)
Accrual for new committed / announced program	—	1.1

Balance at June 30,	$0.7	$1.9

On June 20, 2005, a fully executed Separation Agreement and Mutual General Release of Claims, dated as of June 1, 2005 among the Company, Propex Fabrics Holdings Inc., the Company’s parent company, and Bradford T. Mortimer, the Company’s former President and Chief Executive Officer, was delivered to the Company. The Agreement provides for severance of $1.0 million and a $0.1 million bonus to Mr. Mortimer and, among other things, Mr. Mortimer’s agreement not to compete with the Company for a period of three years. This $1.0 million severance amount was paid in its entirety in June 2005, and was included in selling, general and administrative expenses in the accompanying statements of income for the three and six-month periods ending June 30, 2005. The $0.1 million bonus was paid in July 2005, and is included in accrued liabilities in the accompanying balance sheet as of June 30, 2005.

5. Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Net income	$5.4	$1.4	$8.6	$5.4
Foreign currency translation gain (loss)	1.0	(1.0)	(1.4)	(2.8)

Comprehensive income	$6.4	$0.4	$7.2	$2.6

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

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
Components of net periodic pension cost	2005	2004	2005	2004
	(in millions)
Service cost	$1.0	$0.9	$2.0	$1.8
Interest cost	1.6	1.9	3.2	3.8
Expected return on plan assets	(1.4)	(1.4)	(2.8)	(2.8)
Amortization of transition amount	0.1	—	0.2	—
Amortization of prior service cost	—	(0.1)	—	(0.1)
Amortization of unrecognized actuarial (gain) / loss	—	0.2	—	0.4

Net periodic pension cost	$1.3	$1.5	$2.6	$3.1

During the six month period ended June 30, 2005, the Company contributed $1.5 million to the U.S. pension plans. The Company expects to contribute $1.3 million to its U.S. pension plans in the third quarter of 2005 and $1.8 million in the fourth quarter of 2005.

The Company has restructured its retirement compensation for its employees in the U.S. During the month of May 2005, the Board of Directors of Propex Fabrics Inc. approved in principle a curtailment in the Company’s U.S. Cash Value Retirement Plan (the “Cash Value Plan”) for salaried employees. In July 2005, after finalizing the specific changes to be made to existing participants’ benefits, the Company amended its cash value plan to freeze earned benefits under such plan as of August 31, 2005. The Cash Value Plan was closed to new participants on June 10, 2005. The Company’s U.S. Cash Balance Retirement Plan for hourly employees was not changed, but that plan was also closed to new participants on June 10, 2005.

The Board of Directors also approved an enhancement to the Company’s 401K plan for salaried employees in the U.S. Starting September 1, 2005, participants will receive a 100% match from the Company on the contributions they make up to 6% of pay, as pay is defined in the 401K plan. This provides a maximum employer match of 6% of pay. Previously, the Company matched 50% of participant contributions up to 6%, a maximum of 3% of pay.

The Company is performing an actuarial remeasurement of the U.S. Cash Value Retirement Plan as of the curtailment date and will recognize the financial impact during the third quarter of 2005.

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

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost	2005	2004	2005	2004
	(in millions)
Service cost	$—	$0.7	$0.1	$1.4
Interest cost	0.1	1.1	0.1	2.2
Amortization of unrecognized actuarial loss	—	0.8	—	1.6

Net periodic benefit cost	$0.1	$2.6	$0.2	$5.2

8. Income Taxes

The Company’s effective income tax rate was 32.8% for the three months ended June 30, 2005 and 32.9 % for the three months ended June 30, 2004.

The Company’s effective income tax rate was 35.4% for the six months ended June 30, 2005 and 23.2% for the six months ended June 30, 2004. Effective income tax rates for the remainder of 2005 are expected to be consistent with the first six months.

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Income tax at statutory rate	$2.7	$0.8	$4.5	$2.5
Permanent income tax disallowances	—	(0.3)	0.1	(0.3)
State taxes, net of federal benefit	0.2	—	0.3	0.1
Foreign tax rate differences	(0.3)	(0.1)	(0.1)	(0.2)
Tax settlements	—	(0.4)	—	(0.4)
Valuation allowances	—	—	(0.1)	—
Other, net	—	0.8	—	—

	$2.6	$0.8	$4.7	$1.7

The provision for income taxes increased to $2.6 million in the three months ended June 30, 2005 from $0.8 million in the three months ended June 30, 2004. The 2004 tax liability was reduced by certain tax settlements and other non-recurring benefits. The other non-recurring benefits are included in the Other, net line in the above table.

9. Commitments and Contingencies

The Company is involved in various unresolved legal actions and claims arising in the normal course of business. Although it is not possible to predict with certainty the outcome of the unresolved legal actions, management believes these unresolved legal actions will not have a material adverse effect on the results of operations or financial position of the Company. From time to time, the Company is subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, the Company may occasionally resort to litigation or make claims in order to enforce or protect its property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company under the purchase agreement for certain potential pre-closing liabilities, and our current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by the Company or other parties.

Environmental remediation liabilities are included within “Other non-current liabilities” on the balance sheet. BP retained responsibility for certain identified environmental liabilities upon selling the business on December 1, 2004. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. There are no environmental liabilities reflected on the balance sheet at June 30, 2005.

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment.

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Revenues:
Revenues from external customers:
North America
Furnishings	$99.8	$89.7	$195.5	$174.8
Industrial fabrics	32.7	35.9	64.7	58.9
Europe	25.5	22.5	50.5	47.2
Brazil	10.1	9.7	18.9	17.4

Total revenues from external customers	168.1	157.8	329.6	298.3
Intersegment revenues:
North America
Furnishings	0.7	0.6	1.4	1.3
Industrial fabrics	—	—	—	—
Europe	—	—	—	0.1

Total intersegment revenues	0.7	0.6	1.4	1.4

Total revenues	168.8	158.4	331.0	299.7
Reconciling items:
Intersegment revenues	0.7	0.6	1.4	1.4

Total consolidated revenues	$168.1	$157.8	$329.6	$298.3

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Depreciation and amortization expense:
North America
Furnishings	$3.3	$3.4	$6.3	$6.6
Industrial fabrics	1.0	1.3	1.8	2.5
Europe	0.3	1.3	0.7	2.6
Brazil	0.3	0.1	0.6	0.2

Total consolidated depreciation and amortization	$4.9	$6.1	$9.4	$11.9

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Segment income (loss):
North America
Furnishings	$11.7	$6.9	$20.9	$16.8
Industrial fabrics	0.7	(2.6)	1.4	(4.6)
Europe	0.4	(0.6)	0.2	(0.3)
Brazil	0.9	1.9	1.7	3.4

Total segment income	13.7	5.6	24.2	15.3
Reconciling items:
LIFO expense	—	0.6	—	3.0
Parent costs (1)	—	1.3	—	2.4
Interest expense, net	5.7	1.5	10.9	2.8
Other (income) expense	—	—	—	—

Total consolidated income before income taxes	$8.0	$2.2	$13.3	$7.1

Other data:
Worldwide sales volumes (million square yards)	655	723	1,293	1,394
Unit net spread, $ per square yard (2)	$.139	$.129	$.136	$.130

(1)	– Represents BP corporate cost allocations related to the Predecessor.
(2)	– Unit net spread is defined as revenue less raw material cost on a per square yard basis.

Enterprise Wide Information

Gross margin increased from 12.4% in the three months ending June 30, 2004 to 16.4% in the three months ended June 30, 2005 primarily due to higher net spreads, lower postretirement benefits, lower depreciation and lower non-recurring charges.

Gross margin increased from 12.9% in the six months ending June 30, 2004 to 15.9% in the six months ended June 30, 2005 primarily due to higher net spreads, lower postretirement benefits, the absence of a LIFO adjustment expense, lower depreciation and lower non-recurring charges.

The net revenues are attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenues by customers’ locations.

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in millions)
Revenues:
Net revenues by geography:
US	$121.7	$115.8	$236.9	$215.3
Other North America	10.8	9.8	23.3	18.4

Total North America	132.5	125.6	260.2	233.7
Europe	25.5	22.5	50.5	47.2
Brazil	10.1	9.7	18.9	17.4

Total	$168.1	$157.8	$329.6	$298.3

11. Condensed Consolidating and Combining Financial Information

Effective with the acquisition on December 1, 2004, the Company reorganized the Business’ corporate structure and began operating under the name of Propex Fabrics Inc. The Company also formed two domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries. These domestic subsidiaries guarantee the Company’s 10% Senior Notes due 2012 (the “Notes”) on a joint and several basis. The Company’s foreign subsidiaries do not guarantee the Notes, and these foreign subsidiaries are included in the following tables on a combined basis as the Non-guarantor subsidiaries.

The following tables set forth the condensed consolidated balance sheet of the Successor as of June 30, 2005 and December 31, 2004, and the Successor’s condensed consolidated statement of income and related cash flows for the three and six months ended June 30, 2005 and the Predecessor’s condensed combined statement of income and related cash flows for the three and six months ended June 30, 2004. Amounts are shown separately for the Company’s parent company (Propex Fabrics Holdings Inc.), the Company, the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Inter-company eliminating amounts have been presented to derive the consolidated or combined financial information for all periods presented.

During the second quarter ended June 30, 2005, the Company elected to retain direct ownership of the Brazil subsidiary by the issuer, rather than by the guarantors. As a result of this decision, the portion of the investment and equity related to Brazil, which was previously included within the guarantor financial statements has been reclassified to conform this presentation with the decision.

Separate financial statements of the Company’s parent or the Guarantors are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not material to investors.

Condensed Consolidating Balance Sheet

June 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$14.0	$—	$9.6	$(0.9)	$23.6
Accounts receivable, net	—	79.9	—	33.6	(3.3)	110.2
Inventories, net	—	58.4	—	37.5	—	95.9
Deferred income taxes	—	2.7	—	0.4	—	3.1
Intercompany loan receivable	—	1.5	—	—	(1.5)	—
Prepaid expenses and Other current assets	—	1.9	—	4.8	—	6.7

Total current assets	0.9	158.4	—	85.9	(5.7)	239.5
Other assets:

Intangible assets, net	—	10.7	—	1.7	—	12.4
Deferred income taxes	0.6	18.5	—	2.1	(0.6)	20.6
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	99.0	95.4	49.2	—	(243.6)	—
Other assets	—	12.4	—	0.3	—	12.7

	99.6	137.0	66.2	4.1	(261.2)	45.7
Property, plant and equipment, net	—	147.8	—	52.1	—	199.9

Total assets	$100.5	$443.2	$66.2	$142.1	$(266.9)	$485.1

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$24.3	$—	$13.5	$(3.3)	$34.5
Accrued liabilities	—	14.8	—	8.3	—	23.1
Current portion of debt and accrued interest	—	6.8	—	—	—	6.8
Intercompany loan payable	—	—	—	1.5	(1.5)	—
Restructuring and other similar costs	—	—	—	0.7	—	0.7
Other current liabilities	—	1.4	—	—	—	1.4

Total current liabilities	—	47.3	—	24.0	(4.8)	66.5

Debt	26.4	251.7	—	—	(26.4)	251.7
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	4.9	—	4.7	—	9.6
Accrued pension and other postretirement benefit liabilities	—	40.3	—	17.9	—	58.2
Other non-current liabilities	—	—	—	0.1	—	0.1

	26.4	296.9	—	39.7	(43.4)	319.6

Total stockholders’ equity	74.1	99.0	66.2	78.4	(218.7)	99.0

Total liabilities and stockholders’ equity	$100.5	$443.2	$66.2	$142.1	$(266.9)	$485.1

Condensed Consolidating Balance Sheet

December 31, 2004

(In Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15.8	$—	$8.3	$—	$24.1
Accounts receivable, net	—	62.8	—	33.0	(3.2)	92.6
Inventories, net	—	57.6	—	33.1	—	90.7
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.3	—	—	(1.3)	—
Prepaid expenses and other current assets	—	4.5	—	4.3	—	8.8

Total current assets	—	145.1	—	79.1	(4.5)	219.7
Other assets:

Intangible assets, net	—	12.3	—	2.0	—	14.3
Deferred income taxes	—	19.6	—	2.4	—	22.0
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	92.3	94.0	52.4	—	(238.7)	—
Other assets	—	13.4	—	0.8	—	14.2

	92.3	139.3	69.4	5.2	(255.7)	50.5
Property, plant and equipment, net	—	153.1	—	54.8	—	207.9

Total assets	$92.3	$437.5	$69.4	$139.1	$(260.2)	$478.1

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$24.4	$—	$9.9	$(3.2)	$31.1
Accrued liabilities	—	11.5	—	8.0	—	19.5
Current portion of debt and accrued interest	—	7.0	—	—	—	7.0
Intercompany loan payable	—	—	—	1.3	(1.3)	—
Restructuring and other similar costs	—	—	—	0.9	—	0.9
Other current liabilities	—	5.2	—	—	—	5.2

Total current liabilities	—	48.1	—	20.1	(4.5)	63.7

Debt	25.2	254.5	—	—	(25.2)	254.5
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	2.7	—	5.1	—	7.8
Accrued pension and other postretirement benefit liabilities	—	39.4	—	19.9	—	59.3
Other non-current liabilities	—	0.5	—	—	—	0.5

	25.2	297.1	—	42.0	(42.2)	322.1

Total stockholders’ equity	67.1	92.3	69.4	77.0	(213.5)	92.3

Total liabilities and stockholders’ equity	$92.3	$437.5	$69.4	$139.1	$(260.2)	$478.1

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$127.8	$—	$46.5	$(6.2)	$168.1
Cost of sales	—	105.7	—	41.1	(6.2)	140.6

Gross profit	—	22.1	—	5.4	—	27.5

Operating expenses:
Selling, general and administrative	—	10.9	—	3.2	—	14.1

Operating income	—	11.2	—	2.2	—	13.4

Other (income) expense:
Interest expense, net	0.6	5.6	—	0.1	(0.6)	5.7
Other income	—	(0.1)	—	(0.2)	—	(0.3)
Equity in earnings of subsidiaries	(5.4)	(1.8)	(1.8)	—	9.0	—

	(4.8)	3.7	(1.8)	(0.1)	8.4	5.4

Income before income taxes	4.8	7.5	1.8	2.3	(8.4)	8.0
Income taxes	(0.2)	2.1	—	0.5	0.2	2.6

Net income	$5.0	$5.4	$1.8	$1.8	$(8.6)	$5.4

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$250.3	$—	$92.8	$(13.5)	$329.6
Cost of sales	—	208.5	—	82.3	(13.5)	277.3

Gross profit	—	41.8	—	10.5	—	52.3

Operating expenses:
Selling, general and administrative	—	21.6	—	6.7	—	28.3

Operating income	—	20.2	—	3.8	—	24.0

Other (income) expense:
Interest expense, net	1.2	10.9	(0.1)	0.1	(1.2)	10.9
Other income	—	(0.1)	—	(0.1)	—	(0.2)
Equity in earnings of subsidiaries	(8.6)	(2.8)	(2.7)	—	14.1	—

	(7.4)	8.0	(2.8)	—	12.9	10.7

Income before income taxes	7.4	12.2	2.8	3.8	(12.9)	13.3
Income taxes	(0.5)	3.6	—	1.1	0.5	4.7

Net income	$7.9	$8.6	$2.8	$2.7	$(13.4)	$8.6

Condensed Combining Statement of Income

For the Three Months Ended June 30, 2004

(Unaudited)

(In Millions)

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$121.3	$42.0	$(5.5)	$157.8
Cost of sales	108.1	35.6	(5.5)	138.2

Gross profit	13.2	6.4	—	19.6

Operating expenses:
Selling, general and administrative	9.2	3.4	—	12.6
Restructuring and other similar costs (credits)	—	1.1	—	1.1
Loss on abandonment of long-lived assets	2.2	—	—	2.2

	11.4	4.5	—	15.9

Operating income	1.8	1.9	—	3.7
Other (income) expense:
Interest expense, net	1.5	—	—	1.5

	1.5	—	—	1.5

Income before income taxes	0.3	1.9	—	2.2
Income taxes	(0.1)	0.9	—	0.8

Net income	$0.4	$1.0	$—	$1.4

Condensed Combining Statement of Income

For the Six Months Ended June 30, 2004

(Unaudited)

(In Millions)

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$225.5	$82.9	$(10.1)	$298.3
Cost of sales	199.3	70.6	(10.1)	259.8

Gross profit	26.2	12.3	—	38.5

Operating expenses:
Selling, general and administrative	18.5	6.9	—	25.4
Restructuring and other similar costs (credits)	—	1.1	—	1.1
Loss on abandonment of long-lived assets	2.2	—	—	2.2

	20.7	8.0	—	28.7

Operating income	5.5	4.3	—	9.8
Other (income) expense:
Interest expense, net	2.8	—	—	2.8
Other expense	—	(0.1)	—	(0.1)

	2.8	(0.1)	—	2.7

Income before income taxes	2.7	4.4	—	7.1
Income taxes	0.9	0.8	—	1.7

Net income	$1.8	$3.6	$—	$5.4

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$7.9	$8.6	$2.8	$2.7	$(13.4)	$8.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7.9	—	1.5	—	9.4
Non-cash interest on debt	1.2	0.4	(0.1)	0.2	(1.3)	0.4
Pension and postretirement benefit costs	—	0.4	—	0.5	—	0.9
Deferred income taxes	(0.5)	3.6	—	(0.4)	0.6	3.3
Undistributed earnings of subsidiaries	(8.6)	(2.8)	(2.7)	—	14.1	—
Changes in operating assets and liabilities	—	(16.1)	—	(2.1)	—	(18.2)

Net cash provided by operating activities	—	2.0	—	2.4	—	4.4

Investing activities
Capital expenditures	—	(0.7)	—	(0.6)	—	(1.3)

Net cash (used in) investing activities	—	(0.7)	—	(0.6)	—	(1.3)

Financing activities
Net (payments to) receipts from parent company	—	0.1	—	(0.1)	—	—
Net payments of long-term debt principal	—	(2.8)	—	—	—	(2.8)
Dividends	0.5	(0.5)	—	—	(0.5)	(0.5)
Stock repurchase	(0.5)	—	—	—	0.5	—
Proceeds from stock sale	0.9	—	—	—	(0.9)	—

Net cash (used in) provided by financing activities	0.9	(3.2)	—	(0.1)	(0.9)	(3.3)
Effect of changes in foreign exchange rates on cash	—	0.1	—	(0.4)	—	(0.3)

Change in cash and cash equivalents	0.9	(1.8)	—	1.3	(0.9)	(0.5)
Cash and cash equivalents – Beginning of period	$—	$15.8	$—	$8.3	$—	$24.1

Cash and cash equivalents – End of period	$0.9	$14.0	$—	$9.6	$(0.9)	$23.6

Condensed Combining Statement of Cash Flows

For the Six Months Ended June 30, 2004

(Unaudited)

(In Millions)

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Operating activities
Net income	$1.8	$3.6	$—	$5.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.9	3.0	—	11.9
Non-cash interest on related party debt	—	0.5	—	0.5
(Gain) on sale of property, plant, and equipment	—	(0.2)	—	(0.2)
Loss on abandonment of long-lived assets	2.2	—	—	2.2
Pension and postretirement benefit costs	7.5	0.3	—	7.8
Deferred income taxes	3.9	(10.2)	—	(6.3)
Changes in operating assets and liabilities	(25.1)	(1.4)	—	(26.5)

Net cash (used in) provided by operating activities	(0.8)	(4.4)	—	(5.2)

Investing activities
Capital expenditures	(1.8)	(3.1)	—	(4.9)
Proceeds from sale of property, plant and equipment	—	0.3	—	0.3

Net cash (used in) investing activities	(1.8)	(2.8)	—	(4.6)

Financing activities
Net receipts from parent company	2.7	9.5	—	12.2

Net cash provided by financing activities	2.7	9.5	—	12.2
Effect of changes in foreign exchange rates on cash	—	0.3	—	0.3

Change in cash and cash equivalents	0.1	2.6	—	2.7
Cash and cash equivalents – Beginning of period	$(0.3)	$6.9	$—	$6.6

Cash and cash equivalents – End of period	$(0.2)	$9.5	$—	$9.3

12. Related Party Transactions

During the second quarter of 2005, the Board of Directors of Propex Fabrics Holdings Inc., the Company’s parent and guarantor of the Company’s senior credit facility, gave conditional approval to a stock grant and option program for directors and key employees; said approval was subject to subsequent review and adoption of a definitive stock awards plan by the Board of Directors and shareholders of Propex Fabrics Holdings Inc. The Propex Fabrics Holdings Inc. 2005 Stock Awards Plan was submitted to the Board of Directors of Propex Fabrics Holdings Inc. at its meeting held on August 11, 2005, and was approved at that time. Within the next twelve months, the 2005 Stock Awards Plan will be submitted to the shareholders for approval.

A stock purchase plan offering was completed in the second quarter of 2005. Under the stock purchase plan, 9,350 shares of Propex Fabrics Holdings Inc. common stock were sold to certain Propex Fabrics Inc. employees, non-employee directors, and other outside investors at the stock’s fair market value price of $100 per share, which was the same price as the original investors paid for their shares. This stock purchase plan raised $0.9 million. The proceeds from this sale are unrestricted and may be used at Propex Fabrics Holdings Inc. management’s discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included under “Item 1. Financial Statements and Supplementary Data.” The following discussion presents our historical financial condition and results of operations before and after the consummation of the acquisition discussed below under “Company History.” Accordingly, the discussion of historical periods before December 1, 2004 does not reflect the significant impact that such acquisition had on us.

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

Our primary raw material is polypropylene resin and resin costs comprise approximately one half of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying over 500 million pounds annually. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

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

We have been engaged in the textile industry since 1884 and operated primarily under the name Amoco Fabrics and Fibers Company or BP Fabrics and Fibers Business in the U.S. and under other names internationally (“Predecessor”) from 1968 until the closing of the acquisition, at which time we became Propex Fabrics Inc., referred to as “Successor” below. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute backing, as well as the development of woven and non-woven fabrics for industrial applications. Please refer to the “Company History” section of our annual report on Form 10-K for the year ended December 31, 2004 for more information.

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

New Developments

Shaw Industries and SI Corporation announced that a definitive agreement has been entered into whereby pending regulatory approval, SI will sell Shaw its woven carpet backing operation in Chickamauga, Ga. By comparison, the recent Mohawk Industries partial back-integration acquisition of Wayn-Tex was smaller in magnitude and has negatively impacted the Company’s year-to-date sales volumes as described more fully in the below discussion on financial performance. The Company is currently evaluating the potential impact of this Shaw/SI transaction on the Company’s future sales volumes and financial results.

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net revenue

Total net revenue increased $10.3 million, or 6.5%, from $157.8 million in the three months ended June 30, 2004 to $168.1 million in the three months ended June 30, 2005. This revenue increase is primarily due to an increase in North America furnishings net revenue of $10.1 million, along with net revenue increases of $3.0 million in Europe and $0.4 million in Brazil. These segment increases were partially offset by a $3.2 million revenue decrease in North America industrial fabrics.

North America furnishings net revenue increased 11.3% from $89.7 million in the three months ended June 30, 2004 to $99.8 million in the three months ended June 30, 2005. Net revenue increased primarily due to higher unit selling prices in the segment, as we increased pricing in both the carpet backing and the furniture & bedding product lines to pass along higher raw material prices. Furnishings volume was negatively impacted by the February 2005 purchase of Wayn-Tex, Inc., a producer of primary carpet backing fabrics, by Mohawk Industries, one of our largest customers. The Wayn-Tex acquisition gives Mohawk substantial in-house primary carpet backing manufacturing capacity. A portion of the lost Mohawk volume was offset by concurrent volume gains to other customers previously supplied by Wayn-Tex. Overall U.S. carpet industry volumes were unchanged during the second quarter of 2005, as compared to the second quarter of 2004.

North America industrial fabrics net revenue decreased 8.9% from $35.9 million in the three months ended June 30, 2004 to $32.7 million in the three months ended June 30, 2005. Net revenue decreased due largely to lower volumes across our industrial fabrics product lines, but primarily in our geotextile product line as we consciously increased margins and high-graded our product offering. The geotextile volume decrease also reflects a year-over-year decrease in the number of civil construction projects awarded during the second quarter of 2005 and our decision to decrease our less profitable private label geotextile sales. Higher unit selling prices across all of our industrial fabrics products partially offset the effect of lower volume on net revenue, as we increased prices to cover higher raw material prices.

Europe net revenue increased 13.3% from $22.5 million in the three months ended June 30, 2004 to $25.5 million in the three months ended June 30, 2005. Net revenue increased primarily due to higher local currency unit selling prices. In addition, volumes increased during the three months ended June 30, 2005, reflecting an improvement in Europe’s carpet industry combined with continued strong exports of our carpet backing products to the Middle East. A 4.3% appreciation of the euro versus the U.S. dollar resulted in the remaining increase in net revenue.

Brazil net revenue increased 4.1% from $9.7 million in the three months ended June 30, 2004 to $10.1 million in the three months ended June 30, 2005. The net revenue increase was due, in part, to higher unit selling prices in both local currency and U.S. dollar terms, as we passed along a portion of our higher raw material costs during the 2005 period. An 18.3% appreciation of the Brazilian real versus the U.S. dollar resulted in the remaining increase in net revenue. Largely offsetting these positive effects on net revenue, volume decreased from the prior year period due to a temporary downturn in the agricultural sector, into which a significant portion of our Brazilian products is sold.

Cost of sales

Cost of sales increased 1.7% from $138.2 million in the three months ended June 30, 2004 to $140.6 million in the three months ended June 30, 2005. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene. These additional costs were offset by lower postretirement benefits, the absence of a LIFO adjustment expense, lower depreciation and lower non-recurring charges. As a percentage of net revenue, cost of sales decreased from 87.6% in the three months ended June 30, 2004 to 83.6% in the three months ended June 30, 2005, primarily due to the decreases in non-raw material manufacturing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $12.6 million in the three months ended June 30, 2004 to $14.1 million in the three months ended June 30, 2005. As a percentage of net revenue, selling, general and administrative expenses increased from 8.0% in the three months ended June 30, 2004 to 8.4% in the three months ended June 30, 2005. In North America, administrative costs increased during the first half of 2005 due to the amortization of intangible assets established under purchase accounting, the inclusion of certain stand-alone costs such as insurance costs and a non-recurring $1.0 million CEO severance expense. In 2004, BP corporate cost allocations were treated as a reconciling item and excluded from segment results. Included within selling, general and administrative expenses is our research and development expense, which totaled $2.0 million and $1.8 million in the second three months of 2004 and 2005, respectively.

Restructuring and other similar costs

Restructuring and other similar costs totaled $1.1 million in the three months ended June 30, 2004, which resulted from our restructuring efforts in Europe.

Income before interest and taxes

Income before interest and taxes increased from $3.7 million in the three months ended June 30, 2004 to $13.7 million in the three months ended June 30, 2005. This increase is primarily due to segment income increases of $4.8 million in North America furnishings, $3.3 million in North America industrial fabrics and $1.0 million in Europe, and was partially offset by a $1.0 million segment income decrease in Brazil.

North America furnishings segment income increased from $6.9 million in the three months ended June 30, 2004 to $11.7 million in the three months ended June 30, 2005. The increase in segment income was due, in part, to higher unit net spreads and a favorable shift in product mix. In addition, fixed manufacturing costs decreased due to cost reduction and efficiency improvement activities. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Partially offsetting these positive effects, we experienced lower volumes in both our carpet backing and furniture and bedding product lines. In addition, we experienced a year-over-year increase in certain stand-alone administrative costs during the second quarter of 2005. During the second quarter of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

North America industrial fabrics segment income improved from a $2.6 million loss in the three months ended June 30, 2004 to a $0.7 million gain in the three months ended June 30, 2005. The increase in segment income was due, in part, to higher unit net spreads. In addition, non-raw material manufacturing costs decreased due to cost reduction and efficiency improvement activities. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Partially offsetting these positive effects, we experienced lower volumes in our geotextiles, packaging and protective covering product lines. In addition, during the second quarter of 2005 we experienced an increase in certain stand-alone administrative costs. During the second quarter of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

Europe segment income increased from a loss of $0.6 million in the three months ended June 30, 2004 to income of $0.4 million in the three months ended June 30, 2005. This increase in segment income primarily resulted from a combination of higher unit net spreads and higher volumes. In addition, we experienced lower selling, general and administrative costs in the three months ended June 30, 2005 as compared to the prior-year period.

Brazil segment income decreased from $1.9 million in the three months ended June 30, 2004 to $0.9 million in the three months ended June 30, 2005. The decrease in segment income was due, in part, to lower volume and higher manufacturing costs. These higher manufacturing costs resulted from higher resin costs and the 2004 capacity expansion of our Curitiba, Brazil facility.

Current year segment income does not include two reconciling items. The LIFO inventory adjustment was $0.6 million in expense to the Predecessor for the three months ended June 30, 2004. The parent company overhead expense allocations to the Predecessor was $1.3 million in the three months ended June 30, 2004. These allocations related to the former parent’s management overhead costs.

Interest expense, net

Net interest expense increased from $1.5 million in the three months ended June 30, 2004 to $5.7 million in the three months ended June 30, 2005. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the acquisition as part of the December 1, 2004 stock purchase agreement, discussed previously. Beginning December 1, 2004, interest expense is principally related to the senior secured credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes increased from $0.8 million in the three months ended June 30, 2004 to $2.6 million in three months ended June 30, 2005. The 2004 tax liability was reduced by tax settlements and other non-recurring benefits. Our effective income tax rate was 32.9% for the three months ended June 30, 2004 and 32.8% for the three months ended June 30, 2005. Effective income tax rates for the remainder of 2005 are expected to be consistent with the first half of the year.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net revenue

Total net revenue increased $31.3 million or 10.5% from $298.3 million in the six months ended June 30, 2004 to $329.6 million in the six months ended June 30, 2005. This revenue increase is primarily due to an increase in North America furnishings net revenue of $20.7 million, along with net revenue increases of $5.8 million in North America industrial fabrics, $3.3 million in Europe and $1.5 million in Brazil.

North America furnishings net revenue increased 11.8% from $174.8 in the six months ended June 30, 2004 to $195.5 in the six months ended June 30, 2005. Net revenues increased primarily due to higher unit selling prices in the segment, as we increased pricing in both the carpet backing and the furniture & bedding product lines to pass along higher raw material prices. Furnishings volume was negatively impacted by the February 2005 purchase of Wayn-Tex, Inc., a producer of primary carpet backing fabrics, by Mohawk Industries, one of our largest customers. The Wayn-Tex acquisition gives Mohawk substantial in-house primary carpet backing manufacturing capacity. A portion of the lost Mohawk volume was offset by concurrent volume gains to other customers previously supplied by Wayn-Tex. Overall U.S. carpet industry volumes were flat during the first half of 2005 versus the first half of 2004.

North America industrial fabrics net revenue increased 9.8% from $58.9 million in the six months ended June 30, 2004 to $64.7 million in the six months ended June 30, 2005. Net revenue increased due largely to higher unit selling prices across all of our industrial fabrics products, as we increased prices to cover higher raw material prices. The remaining net revenue increase resulted from higher cotton bale product volumes, as a larger than expected cotton crop and better weather conditions extended the cotton season into early 2005.

Europe net revenue increased 7.0% from $47.2 million in the six months ended June 30, 2004 to $50.5 million in the six months ended June 30, 2005. Net revenue increased primarily due to higher local currency unit selling prices. Partially offsetting the higher unit selling prices were lower carpet industry volumes brought on by cautious consumer spending. This volume decline in continental Europe was partially offset by increased exports of carpet backing products to the Middle East. A 4.5% appreciation of the euro versus the U.S. dollar resulted in the remaining increase in net revenue.

Brazil net revenue increased 8.6% from $17.4 million in the six months ended June 30, 2004 to $18.9 million in the six months ended June 30, 2005. The net revenue increase is primarily due to higher unit selling prices in both local currency and U.S. dollar terms, as we passed along a portion of our higher raw material costs during the 2005 period. A 13.3% appreciation of the Brazilian real versus the U.S. dollar resulted in the remaining increase in net revenue. Partially offsetting these positive effects on net revenue, volume decreased from the prior year period due to a temporary downturn in the agricultural sector, into which a significant portion of our Brazilian products is sold.

Cost of sales

Cost of sales increased 6.7% from $259.8 million in the six months ended June 30, 2004 to $277.3 million in the six months ended June 30, 2005. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene, along with a $4.2 million expense related to the amortization of purchase accounting related inventory fair value adjustments. These additional costs were offset by lower postretirement benefits, the absence of a LIFO adjustment expense, lower depreciation and lower non-recurring charges. As a percentage of net revenue, cost of sales decreased from 87.1% in the six months ended June 30, 2004 to 84.1% in the six months ended June 30, 2005, primarily due to the decreases in non-raw material manufacturing costs and lower non-recurring expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $25.4 million in the six months ended June 30, 2004 to $28.3 million in the six months ended June 30, 2005. As a percentage of net revenue, selling, general and administrative expenses increased from 8.5% in the six months ended June 30, 2004 to 8.6% in the six months ended June 30, 2005. In North America, administrative costs increased during the first half of 2005 due to the amortization of intangible assets established under purchase accounting, the inclusion of certain stand-alone costs such as insurance costs and one-time acquisition accounting costs and a non-recurring $1.0 million CEO severance expense. In 2004, BP corporate cost allocations were treated as a reconciling item and excluded from segment results. Included within selling, general and administrative expenses is our research and development expense, which totaled $3.7 million and $3.5 million in the first six months of 2004 and 2005, respectively.

Restructuring and other similar costs

Restructuring and other similar costs totaled $1.1 million in the six months ended June 30, 2004, which resulted from our restructuring efforts in Europe.

Income before interest and taxes

Income before interest and taxes increased from $9.9 million in the six months ended June 30, 2004 to $24.2 in the six months ended June 30, 2005. This increase is primarily due to segment income increases of $4.1 million in North America furnishings, $6.0million in North America industrial fabrics and $0.5 million in Europe, and was partially offset by a $1.7 million segment income decrease in Brazil.

North America furnishings segment income increased from $16.8 million in the six months ended June 30, 2004 to $20.9 million in the six months ended June 30, 2005. The increase in the segment income was due, in part, to higher unit net spreads and a favorable shift in product mix. In addition, fixed manufacturing costs decreased due to cost reduction and efficiency improvement activities and the absence of a significant one-time repair expenditure, which occurred in the first half of 2004. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Partially offsetting these positive effects, we experienced lower volumes in both our carpet backing and furniture and bedding product lines. In addition, during the first half of 2005 we experienced an increase in certain stand-alone administrative costs. During the first half of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

North America industrial fabrics segment income improved from a loss of $4.6 million in the six months ended June 30, 2004 to $1.4 million of income during the six months ended June 30, 2005. The increase in the segment income was due, in part, to higher unit net spreads. In addition, non-raw material manufacturing costs decreased due to cost reduction and efficiency improvement activities and the absence of a significant one-time repair expenditure, which occurred in the first half of 2004. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Partially offsetting these positive effects, we experienced lower volumes in our geotextiles, packaging, and protective covering product lines. In addition, during the first half of 2005 we experienced an increase in certain stand-alone administrative costs. During the first half of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

Europe segment income increased from a loss of $0.3 million in the six months ended June 30, 2004 to income of $0.2 million in the six months ended June 30, 2005. This increase in segment income resulted, in part, from an increase in local currency unit selling costs and a reduction in selling, general and administrative costs.

Brazil segment income decreased from $3.4 million in the first six months ended June 30, 2004 to $1.7 million in the six months ended June 30, 2005. The decrease in the segment income was due, in part, to lower volume and higher manufacturing costs. These higher manufacturing costs resulted from higher resin costs and the 2004 capacity expansion of our Curitiba, Brazil facility.

Current year segment income does not include two reconciling items. The LIFO inventory adjustment was $3.0 million for the six months ended June 30, 2004. The parent company overhead expense allocations to the Predecessor were $2.4 million for the six months ended June 30, 2004. These allocations related to the former parent’s management overhead costs.

Interest expense, net

Net interest expense was $2.8 million in the six months ended June 30, 2004 and $10.9 million in the six months ended June 30, 2005. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the acquisition as part of the December 1, 2004 stock purchase agreement, discussed previously. Beginning December 1, 2004, interest expense is principally related to the senior secured credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes was $1.7 million in the six months ended June 30, 2004 and $4.7 million in the six months ended June 30, 2005. The 2004 tax liability was reduced by tax settlements and other non-recurring benefits. Our effective income tax rate was 23.2% for the six months ended June 30, 2004 and 35.4% for the six months ended June 30, 2005. Effective income tax rates for the remainder of 2005 are expected to be consistent with the first half of the year.

Liquidity and Capital Resources as of June 30, 2005

Our primary cash needs are working capital, capital expenditures, tax payments and debt service. Our forecasted capital spending for the current year is $10.0 million. We believe we have adequate liquidity to meet these cash needs. We finance these cash requirements through internally generated cash flow and funds borrowed from our revolving credit facility.

Net working capital is comprised of current assets, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $163.0 million at December 31, 2004 and $179.8 million at June 30, 2005. Working capital is up $16.8 million from December 31, 2004 due to seasonal increases in business activity during the second quarter.

Cash from operations improved from a use of $5.2 million in the six months ended June 30, 2004 to a generation of $4.4 million in the six months ended June 30, 2005. The improved cash from operations is due to reduced working capital needs and higher profitability.

Cash used in investing activities was $4.6 million in the six months ended June 30, 2004 and $1.3 million in the six months ended June 30, 2005. Capital expenditures decreased from $4.9 million in the six months ended June 30, 2004 to $1.3 million in the six months ended June 30, 2005.

Cash provided by financing activities was $12.2 million in the six months ended June 30, 2004 compared to cash used in financing activities of $3.3 million for the six months ended June 30, 2005. Prior to the acquisition, the Company was dependent on its parent company, BP, for its cash funding requirements. Effective with the acquisition, the Company began managing cash on an independent stand-alone basis.

Our credit arrangements with BP were cancelled concurrent with the closing of the acquisition.

Senior Credit Facility

We entered into a senior credit facility with a syndicate of lenders on December 1, 2004. The secured credit facility provides for a $110.0 million senior term loan and a $65.0 million revolving line of credit, which had no balance outstanding as of June 30, 2005. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit of which $0.5 million was issued and outstanding as of June 30, 2005.

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

Critical Accounting Policies

In preparing our financial statements in conformity with GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes monitoring changes in critical accounting policies is important to the fair presentation of our financial condition and results or operations because they can require management’s more significant judgments and estimates in the preparation of our consolidated and combined financial statements. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our annual report on Form 10-K for the year ended December 31, 2004. There have not been any significant changes in these policies or estimates since December 31, 2004.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. At present, we do not utilize any derivative instruments to manage these risks.

Raw material risk. The cost of our commodity raw materials is volatile and could have a significant impact on our profitability. In particular, our business requires the purchase of large volumes of polypropylene, a petroleum derivative. Increases in the cost of this raw material could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of polypropylene increased in 2004, but then declined during the second quarter of 2005. We believe we will be successful in increasing prices to pass along much of any future increases in polypropylene costs consistent with historical experience; however, we may not be able to do so.

In addition, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Polypropylene resin is the principal raw material used in our woven and non-woven fabrics. Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our ability to supply products to our customers and could have an adverse impact on the business. We have contracted with multiple suppliers of polypropylene for all of our expected raw material needs through 2005, where pricing is determined by a combination of formulas based on market indices and monthly negotiated pricing.

Currency translation. The results of operations of our foreign companies are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of our foreign companies are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income. In the second quarter of 2005, the U.S. dollar strengthened against the European euro and the Hungarian forint, and the U.S dollar weakened against the Brazilian real and the Mexican peso.

Currency transaction exposure. Currency transaction exposure arises where sales and purchases are made by a company in a currency other than its own functional currency. The majority of our companies (except for Hungary and Mexico) incurs local manufacturing costs and sells the majority of their products within their local markets in their functional currencies. Therefore, in most countries, the Company has limited currency transaction exposure. Hungary sells most of its products in euros to the European market through its German affiliate. As a result, we do incur limited transaction exposure between the euro and the Hungarian forint. Our Mexico operation, which is included within our North American industrial fabrics segment, sells a significant portion of its product in U.S. dollars to U.S. customers. As a result, we also incur limited transaction exposure between the Mexican peso and the U.S. dollar.

Interest rate risk. We have incurred a significant amount of debt in connection with the acquisition, with a portion being at variable rates. Of our total current and long-term debt of $257.3 million (including $150.0 million of the Notes and $107.3 million of the $110.0 term loan), $150.0 million bears interest at a fixed rate and the remaining debt bears interest at variable rates. A hypothetical 10.0% increase or decrease in the applicable interest rates as of June 30, 2005 would change the quarterly cost of financing on our variable rate debt by $0.2 million. In addition, as of June 30, 2005, we had $1.3 million of accrued interest.

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

Litigation

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, we may occasionally resort to litigation or make claims in order to enforce or protect our property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company (as discussed in Note 9 to the condensed consolidated financial statements included elsewhere in this report), and our current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

During the period covered by this report, Ernst & Young LLP, the Company’s independent auditors (“E&Y”), delivered a letter to management and the Audit Committee of the Company’s Board of Directors noting certain matters related to their audit of the Company’s financial statements as of and for the period ended December 31, 2004 that E&Y considered to be a material weakness in internal control over financial reporting (the “Letter”). In general, the Letter described the Company’s financial statement close process in 2004 as highly manual and extremely complex due to an excessive number of post-closing adjustments related to the Company’s transition to a stand-alone business on December 1, 2004. In addition, a lack of sufficient U. S. GAAP and SEC knowledge within the Company, was noted. The Letter stated that the Company had not established a formal financial statement close process, and accounting policies and procedures, appropriate for a stand-alone company.

In response to the matters noted in the Letter, and in order to meet the needs of its business, during the period covered by this report the Company made and is continuing to make changes in its internal control over financial reporting to enhance their effectiveness and remediate the weaknesses described in the Letter. The Company has (1) entered into its accounting systems the 2004 post-closing adjustments that previously were made manually, (2) developed initial financial statement close and reporting processes, as well as accounting policies and procedures, appropriate for a stand-alone company, and (3) hired additional accounting professionals experienced in U.S. GAAP and SEC reporting including the preparation of financial information in an external reporting environment.

Separately, the Company also has hired additional staff and engaged specialized consultants to assist the Company in preparing for the requirements of Section 404 of the Sarbanes-Oxley Act. The Company will first be required to comply with such requirements in its Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

Because of their inherent limitations, the Company’s disclosure controls and procedures and its internal control over financial reporting may not prevent or detect all misstatements. In designing and evaluating the Company’s internal control over financial reporting, management recognizes that any such controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Any evaluation of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting is subject to the risk that controls and procedures may become inadequate in the future as result of changes in the business environment in which the Company operates.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in levels of building construction and remodeling that affect the demand for carpet;

•	our reliance on a small number of key customers;

•	our reliance on a relatively small number of polypropylene suppliers;

•	additional costs necessary to operate a stand-alone entity;

•	changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	the ability to achieve cost savings and revenue growth;

•	interest rates; and

•	other factors affecting business plans, including the timing and success of business development efforts.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number		Description
3.1	—	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herin by reference).

3.2	—	Amended Bylaws of Propex Fabrics Inc.

4.1	—	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	—	Form of 10% Senior Note due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

10.1	—	Credit Agreement, dated as of December 1, 2004, among Propex Fabrics Inc., Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

10.2	—	Separation Agreement and Mutual Release of Claims, dated as of June 1, 2005, among Propex Fabrics Inc., Propex Fabrics Holdings Inc. and Bradford T. Mortimer (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on June 23, 2005 and incorporated herein by reference).

31.1	—	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	—	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	—	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEX FABRICS INC.

By:	/s/ PHILIP D. BARNES
Philip D. Barnes
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 15, 2005