Form 10-Q
period 2005-09-30
Propex Fabrics Inc.
filed 2005-11-15
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The Registrant is a wholly owned subsidiary of Propex Fabrics Holdings Inc., and there is no public market for the Registrant’s common stock.

Number of shares of common stock outstanding at November 11, 2005: 10 shares

Propex Fabrics Inc.

Table of Contents to Form 10-Q

For the Quarter Ended September 30, 2005

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Fabrics Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$55.5	$24.1
Accounts receivable, net (Note 2)	115.6	92.6
Inventories, net (Note 3)	91.3	90.7
Deferred income taxes	4.6	3.5
Prepaid expenses and other current assets	4.8	8.8

Total current assets	271.8	219.7

Other assets:
Intangible assets, net	10.4	14.3
Deferred income taxes	13.8	22.0
Other assets	12.7	14.2

	36.9	50.5

Property, plant, and equipment, net	198.0	207.9

Total assets	$506.7	$478.1

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$52.3	$31.1
Accrued liabilities	23.8	19.5
Current portion of debt and accrued interest	10.5	7.0
Restructuring and other similar costs (Note 4)	0.7	0.9
Other current liabilities	1.1	5.2

Total current liabilities	88.4	63.7

Debt, less current portion	250.4	254.5
Deferred income taxes	8.1	7.8
Accrued pension and other postretirement benefit liabilities (Notes 6 and 7)	52.4	59.3
Other non-current liabilities	—	0.5

	311.3	322.1
Total stockholders’ equity	107.4	92.3

Total liabilities and stockholders’ equity	$506.7	$478.1

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In Millions)

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue	$166.2	$161.0	$495.8	$459.3
Cost of sales	138.6	145.3	415.9	405.1

Gross profit	27.6	15.7	79.9	54.2

Operating expenses:
Selling, general and administrative	15.6	10.5	43.9	35.9
Pension curtailment gain	(6.0)	—	(6.0)	—
Restructuring and similar costs	—	—	—	1.1
Loss on abandonment of long-lived assets	—	—	—	2.2

Operating income	18.0	5.2	42.0	15.0
Other (income) expense	0.1	0.4	(0.1)	0.3

Income before interest and income taxes	17.9	4.8	42.1	14.7
Interest expense, net	5.8	1.8	16.6	4.6

Income before income taxes	12.1	3.0	25.5	10.1
Income taxes (Note 8)	4.7	2.2	9.5	3.9

Net income	$7.4	$0.8	$16.0	$6.2

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Millions)

		Predecessor (Note 1)
	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net income	$16.0	$6.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.3	17.9
Non-cash interest on debt	4.5	1.1
Gain on sale of property, plant and equipment	—	(0.2)
Loss on abandonment of long-lived assets	—	2.2
Pension and postretirement benefit costs	1.1	8.1
Pension curtailment gain	(6.0)	—
Deferred income taxes	6.9	(6.0)
Changes in operating assets and liabilities	1.4	(23.1)

Net cash provided by operating activities	39.2	6.2

Cash flows from investing activities
Capital expenditures	(2.9)	(4.3)
Proceeds from sale of property, plant and equipment	—	0.4

Net cash used in investing activities	(2.9)	(3.9)

Cash flows from financing activities
Net payments of long-term debt principal	(4.1)	—
Dividends	(0.5)	—
Net payments to parent company	—	(2.8)

Net cash used in financing activities	(4.6)	(2.8)

Effect of changes in foreign exchange rates on cash and cash equivalents	(0.3)	—

Change in cash and cash equivalents	31.4	(0.5)
Cash and cash equivalents – Beginning of period	24.1	6.6

Cash and cash equivalents – End of period	$55.5	$6.1

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

On December 1, 2004, the Company acquired the Business from BP (the “Acquisition”) and became a stand-alone company. The condensed consolidated financial statements of the Company included herein reflect the accounts of the Company for the presented periods subsequent to the acquisition on December 1, 2004. The condensed combined statements of income and cash flows of the Predecessor for the three and nine month periods ended September 30, 2004 are presented for comparative purposes and reflect the cash flows and results of operations of the Business prior to its acquisition by Propex Fabrics Inc.

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

Interim Financial Statements

The accompanying consolidated balance sheet as of September 30, 2005, the statements of income for the three and nine months ended September 30, 2005 and 2004, the statements of cash flows for the nine months ended September 30, 2005 and 2004 and related notes are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes for the period ended December 31, 2004.

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

Goodwill and Other Intangible Assets

Intangible assets created as a result of the Acquisition have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), which required their valuation to fair value as of the December 1, 2004 acquisition date with amortization to occur over their useful lives. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. However, as the Company continues to evaluate and refine certain estimates, the allocation of their fair value across assets and segments could be adjusted.

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

Recent Development

Subsequent to the quarter end, Shaw Industries acquired SI Corporation’s woven carpet backing operation in Chickamauga, Georgia. As a result of this transaction, the Company has determined that the fair value of the intangible asset related to its relationship with Shaw Industries has been impaired. The effects of this transaction are discussed further in Management’s Discussion and Analysis.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – An Amendment of ARB No. 43,

Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its combined results of operations and financial condition but does not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment (SFAS No. 123R). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The statement requires the use of assumptions and judgments about future events and certain of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R will be effective for the annual reporting periods beginning after January 1, 2006. SFAS No. 123R replaces SFAS No. 123, and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Company has not yet adopted this provision.

2. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2005	December 31, 2004
	(in millions)
Trade accounts receivable, gross	$119.2	$97.0
Less:
Allowance for discounts and returns	(0.4)	(0.5)
Allowance for doubtful accounts	(3.2)	(3.9)

Accounts receivable, net	$115.6	$92.6

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

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(in millions)
Raw materials	$15.7	$15.0
Work in process	20.2	24.0
Finished goods	46.8	44.8

	82.7	83.8
Storehouse stock and other	8.6	6.9

Total inventories, net	$91.3	$90.7

4. Restructuring and Other Similar Costs

The Company did not recognize restructuring expense in the three and nine months ended September 30, 2005 under new or existing restructuring plans. The Predecessor recognized $0.7 million of net expense in the nine months ended September 30, 2004. These specific restructuring activities in Germany have already occurred; however the benefit payments will occur into 2007. These unpaid restructuring liabilities continue under the Company’s ownership. As of September 30, 2005, there is a $0.7 million unpaid balance associated with these prior restructuring activities.

Restructuring accruals are summarized as follows:

		Predecessor (Note 1)
	September 30, 2005	September 30, 2004
	(in millions)
Balance at January 1	$0.9	$1.0
Cash payments	(0.2)	(0.2)
Accrual for new committed / announced program	—	1.1
Excess accrual reversal	—	(0.4)

Balance at September 30	$0.7	$1.5

5. Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income (loss):

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Net income	$7.4	$0.8	$16.0	$6.2
Foreign currency translation gain (loss)	1.0	(2.1)	(0.4)	(4.9)

Comprehensive income (loss)	$87.4	$(1.3)	$15.6	$1.3

6. Pension Benefits

The Company sponsors two defined benefit pension plans in the U.S. for salaried employees who have completed a qualifying length of service. The Company operates an unfunded defined benefit pension plan in Germany and a funded defined benefit plan in Brazil, which are available to all employees after meeting certain service levels. Benefits for all plans are generally based on employees’ years of service and salary levels. For the U.S. plans, contribution amounts are determined by independent actuaries using an actuarial method that has an objective of providing an adequate fund to meet pension obligations as they mature. Prior to December 1, 2004, pension costs were derived using the projected unit credit method and were based on a combination of BP and Company-specific assumptions. Beginning December 1, 2004, all assumptions reflect the Company as a stand-alone entity.

In Europe at the time of the divestiture, BP split the German pension plan between active and retired employees and BP retained the retiree portion of the plan along with the associated liabilities.

The Company has restructured its retirement compensation for its U.S salaried employees. During the month of May 2005, the Board of Directors of Propex Fabrics Inc. approved in principle a curtailment in the Company’s U.S. Cash Value Retirement Plan (the “Cash Value Plan”) for salaried employees. In July, after finalizing the specific changes to be made to existing participants’ benefits, the Company amended its cash value plan to curtail earned benefits under such plan as of August 31, 2005. The Cash Value Plan was closed to new participants on June 10, 2005. The Company’s U.S. Cash Balance Retirement Plan for hourly employees was not changed, but that plan was also closed to new participants on June 10, 2005.

The Company performed an actuarial remeasurement of the U.S. Cash Value Retirement Plan as of the curtailment date and recognized a gain of $7.0 million as a result of the reduction in projected benefit obligation. Additionally, the Company recalculated periodic pension cost at the date of the curtailment. As a result, the Company recorded a loss during the quarter of $1.0 million due primarily to reducing the discount rate from 5.75% to 5.5% to reflect lower interest rates and to align the rate with the shortened period of anticipated benefit payments. The net effect of these two events resulted in a net curtailment gain of $6.0 million.

Components of net periodic pension costs (benefits) were as follows:

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
Components of net periodic pension cost	2005	2004	2005	2004
	(in millions)
Service cost	$0.9	$0.8	$2.9	$2.6
Interest cost	1.6	1.9	4.8	5.7
Expected return on plan assets	(1.3)	(1.5)	(4.1)	(4.3)
Amortization of prior service cost	—	—	—	(0.1)
Amortization of unrecognized actuarial loss	—	0.3	—	0.7

Periodic pension cost before curtailment	1.2	1.5	3.6	4.6
Curtailment gain	(6.0)	—	(6.0)	—

Net periodic pension cost	$(4.8)	$1.5	$(2.4)	$4.6

During the nine month period ended September 30, 2005, the Company contributed $2.7 million to the U.S. pension plans. The Company expects to contribute $1.8 million to its U.S. pension plans in the fourth quarter of 2005 and $1.9 million in the first quarter of 2006.

The Board of Directors also approved an enhancement to the Company’s 401K plan for salaried employees in the U.S. Beginning September 1, 2005, participants receive a 100% match from the Company on the contributions they make up to 6% of pay, as pay is defined in the 401K plan. This provides a maximum employer match of 6% of pay. Previously, the Company matched 50% of participant contributions up to 6%, a maximum of 3% of pay.

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

As part of the purchase agreement, BP retained the liability for all retirement-eligible employees. In addition, the Company modified the program to limit future participation to employees within 10 years of retirement eligibility as of December 1, 2004, and curtailed program benefits for retirees when they reach the age of 65 or are Medicare eligible.

Components of net periodic benefit costs were as follows:

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost	2005	2004	2005	2004
	(in millions)
Service cost	$—	$0.6	$0.1	$2.0
Interest cost	0.1	1.0	0.2	3.2
Amortization of unrecognized actuarial loss	—	0.8	—	2.4

Net periodic benefit cost	$0.1	$2.4	$0.3	$7.6

8. Income Taxes

The Company’s effective income tax rate was 37.4% for the nine months ended September 30, 2005 and 38.6% for the nine months ended September 30, 2004. The effective income tax rate for the fourth quarter of 2005 is expected to be consistent with the first nine months.

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Income tax at statutory rate	$4.1	$1.0	$8.6	$3.5
Permanent income tax disallowances	0.1	—	0.2	(0.3)
State taxes, net of federal benefit	0.5	0.3	0.8	0.4
Foreign tax rate differences	(0.3)	—	(0.3)	(0.2)
Tax settlements	—	0.4	—	—
Valuation allowances	0.3	—	0.2	—
Other, net	—	0.5	—	0.5

	$4.7	$2.2	$9.5	$3.9

9. Commitments and Contingencies

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

BP retained responsibility for certain identified environmental liabilities upon selling the business on December 1, 2004. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. The Company is not aware of any environmental liabilities requiring accrual at September 30, 2005.

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

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segments.

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Revenues:
Revenues from external customers:
North America
Furnishings	$100.9	$93.9	$296.4	$268.7
Industrial fabrics	33.9	35.0	98.6	93.9
Europe	20.8	20.7	71.3	67.9
Brazil	10.6	11.4	29.5	28.8

Total revenues from external customers	166.2	161.0	495.8	459.3
Intersegment revenues:
North America
Furnishings	0.6	0.3	2.0	1.6
Industrial fabrics	—	0.1	—	0.1
Europe	—	—	—	0.1

Total intersegment revenues	0.6	0.4	2.0	1.8

Total revenues	166.8	161.4	497.8	461.1
Reconciling items:
Intersegment revenues	0.6	0.4	2.0	1.8

Total consolidated revenues	$166.2	$161.0	$495.8	$459.3

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Depreciation and amortization expense:
North America
Furnishings	$4.3	$3.3	$10.6	$9.9
Industrial fabrics	0.9	1.4	2.7	3.9
Europe	0.3	1.2	1.0	3.8
Brazil	0.4	0.1	1.0	0.3

Total consolidated depreciation and amortization	$5.9	$6.0	$15.3	$17.9

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Segment income (loss):
North America
Furnishings	$16.1	$8.4	$37.0	$25.2
Industrial fabrics	1.7	(3.2)	3.1	(7.8)
Europe	(0.3)	(1.8)	(0.1)	(2.1)
Brazil	0.4	2.0	2.1	5.4

Total segment income	17.9	5.4	42.1	20.7
Reconciling items:
LIFO expense	—	(0.6)	—	2.4
Parent costs (1)	—	1.2	—	3.6
Interest expense, net	5.8	1.8	16.6	4.6

Total consolidated income before income taxes	$12.1	$3.0	$25.5	$10.1

Other data:
Worldwide sales volumes (million square yards)	649	719	1,942	2,113
Unit net spread, $ per square yard (2)	$0.149	$0.128	$0.140	$0.129

(1)	– Represents BP corporate cost allocations related to the Predecessor.
(2)	– Unit net spread is defined as revenue less raw material cost on a per square yard basis.
(3)	– North America Segment income includes the $6.0 million net pension curtailment gain, allocated ratably between furnishings and industrial fabrics.

Enterprise Wide Information

Gross margin increased from 9.8% in the three months ending September 30, 2004 to 16.6% in the three months ended September 30, 2005 primarily due to higher net spreads, and lower postretirement benefits and lower depreciation.

Gross margin increased from 11.8% in the nine months ending September 30, 2004 to 16.1% in the nine months ended September 30, 2005 primarily due to higher net spreads, lower postretirement benefits, the absence of a LIFO adjustment expense, lower depreciation and lower non-recurring charges.

The net revenues are attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenues by customers’ locations.

		Predecessor (Note 1)		Predecessor (Note 1)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in millions)
Revenues:
Net revenues by geography:
US	$123.7	$118.8	$360.6	$334.1
Other North America	11.1	10.1	34.4	28.5

Total North America	134.8	128.9	395.0	362.6
Europe	20.8	20.7	71.3	67.9
Brazil	10.6	11.4	29.5	28.8

Total	$166.2	$161.0	$495.8	$459.3

11. Condensed Consolidating Financial Information

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

The following tables set forth the condensed consolidated balance sheets of the Successor as of September 30, 2005 and December 31, 2004, the Successor’s condensed consolidated statements of income for the three and nine months ended September 30, 2005, the Predecessor’s condensed combined statements of income for the three and nine months ended September 30,

2004, the Successor’s condensed consolidated statements of cash flows for the nine months ended September 30, 2005, and the Predecessor’s condensed combined statements of cash flows for the nine months ended September 30, 2004. Amounts are shown separately for the Company’s parent company (Propex Fabrics Holdings Inc.), the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the consolidated or combined financial information for the Issuer for all periods presented.

Separate financial statements of the Company’s parent or the Guarantors are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

September 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.9	$41.7	$—	$13.8	$(0.9)	$55.5
Accounts receivable, net	—	84.5	—	34.6	(3.5)	115.6
Inventories, net	—	53.9	—	37.4	—	91.3
Deferred income taxes	—	3.5	—	1.1	—	4.6
Intercompany loan receivable	—	1.3	0.3	—	(1.6)	—
Prepaid expenses and other current assets	—	1.5	—	3.3	—	4.8

Total current assets	0.9	186.4	0.3	90.2	(6.0)	271.8
Other assets:

Intangible assets, net	—	8.7	—	1.7	—	10.4
Deferred income taxes	0.7	13.0	—	0.8	(0.7)	13.8
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	107.4	96.4	48.6	—	(252.4)	—
Other assets	—	12.3	—	0.4	—	12.7

	108.1	130.4	65.6	2.9	(270.1)	36.9
Property, plant and equipment, net	—	145.6	—	52.4	—	198.0

Total assets	$109.0	$462.4	$65.9	$145.5	$(276.1)	$506.7

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$40.8	$—	$15.0	$(3.5)	$52.3
Accrued liabilities	—	14.6	—	9.2	—	23.8
Current portion of debt and accrued interest	1.9	10.5	—	1.6	(3.5)	10.5
Restructuring and other similar costs	—	—	—	0.7	—	0.7
Other current liabilities	—	1.1	—	—	—	1.1

Total current liabilities	1.9	67.0	—	26.5	(7.0)	88.4

Debt	25.2	250.4	—	—	(25.2)	250.4
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	3.7	—	4.4	—	8.1
Accrued pension and other postretirement benefit liabilities	—	33.9	—	18.5	—	52.4

	25.2	288.4	—	39.9	(42.2)	311.3

Total stockholders’ equity	81.9	107.4	65.9	79.1	(226.9)	107.4

Total liabilities and stockholders’ equity	$109.0	$462.4	$65.9	$145.5	$(276.1)	$506.7

Condensed Consolidating Balance Sheet

December 31, 2004

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15.8	$—	$8.3	$—	$24.1
Accounts receivable, net	—	62.8	—	33.0	(3.2)	92.6
Inventories, net	—	57.6	—	33.1	—	90.7
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.3	—	—	(1.3)	—
Prepaid expenses and other current assets	—	4.5	—	4.3	—	8.8

Total current assets	—	145.1	—	79.1	(4.5)	219.7
Other assets:

Intangible assets, net	—	12.3	—	2.0	—	14.3
Deferred income taxes	—	19.6	—	2.4	—	22.0
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	92.3	94.0	52.4	—	(238.7)	—
Other assets	—	13.4	—	0.8	—	14.2

	92.3	139.3	69.4	5.2	(255.7)	50.5
Property, plant and equipment, net	—	153.1	—	54.8	—	207.9

Total assets	$92.3	$437.5	$69.4	$139.1	$(260.2)	$478.1

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$24.4	$—	$9.9	$(3.2)	$31.1
Accrued liabilities	—	11.5	—	8.0	—	19.5
Current portion of debt and accrued interest	0.2	7.0	—	—	(0.2)	7.0
Intercompany loan payable	—	—	—	1.3	(1.3)	—
Restructuring and other similar costs	—	—	—	0.9	—	0.9
Other current liabilities	—	5.2	—	—	—	5.2

Total current liabilities	0.2	48.1	—	20.1	(4.7)	63.7

Debt	25.0	254.5	—	—	(25.0)	254.5
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	2.7	—	5.1	—	7.8
Accrued pension and other postretirement benefit liabilities	—	39.4	—	19.9	—	59.3
Other non-current liabilities	—	0.5	—	—	—	0.5

	25.0	297.1	—	42.0	(42.0)	322.1

Total stockholders’ equity	67.1	92.3	69.4	77.0	(213.5)	92.3

Total liabilities and stockholders’ equity	$92.3	$437.5	$69.4	$139.1	$(260.2)	$478.1

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$130.1	$—	$42.4	$(6.3)	$166.2
Cost of sales	—	106.2	—	38.7	(6.3)	138.6

Gross profit	—	23.9	—	3.7	—	27.6

Operating expenses:
Selling, general and administrative	—	12.2	—	3.4	—	15.6
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)

Operating income	—	17.7	—	0.3	—	18.0

Other (income) expense:
Other (income) expense	—	(0.4)	—	0.5	—	0.1
Interest expense, net	0.6	6.0	(0.2)	—	(0.6)	5.8
Equity in earnings of subsidiaries	(7.4)	0.1	0.5	—	6.8	—

	(6.8)	5.7	0.3	0.5	6.2	5.9

Income (loss) before income taxes	6.8	12.0	(0.3)	(0.2)	(6.2)	12.1
Income tax (benefit) provision	(0.2)	4.6	—	0.1	0.2	4.7

Net income (loss)	$7.0	$7.4	$(0.3)	$(0.3)	$(6.4)	$7.4

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$380.4	$—	$135.2	$(19.8)	$495.8
Cost of sales	—	314.7	—	121.0	(19.8)	415.9

Gross profit	—	65.7	—	14.2	—	79.9

Operating expenses:
Selling, general and administrative	—	33.8	—	10.1	—	43.9
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)

Operating income	—	37.9	—	4.1	—	42.0

Other (income) expense:
Other (income) expense	—	(0.5)	—	0.4	—	(0.1)
Interest expense, net	1.9	16.8	(0.3)	0.1	(1.9)	16.6
Equity in earnings of subsidiaries	(16.0)	(2.6)	(1.0)	—	19.6	—

	(14.1)	13.7	(1.3)	0.5	17.7	16.5

Income before income taxes	14.1	24.2	1.3	3.6	(17.7)	25.5
Income tax (benefit) provision	(0.7)	8.2	0.1	1.2	0.7	9.5

Net income	$14.8	$16.0	$1.2	$2.4	$(18.4)	$16.0

Condensed Combining Statement of Income

For the Three Months Ended September 30, 2004

(Unaudited)

(In Millions)

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$123.8	$42.2	$(5.0)	$161.0
Cost of sales	112.2	38.1	(5.0)	145.3

Gross profit	11.6	4.1	—	15.7

Operating expenses:
Selling, general and administrative	7.4	3.1	—	10.5

	7.4	3.1	—	10.5

Operating income	4.2	1.0	—	5.2
Other (income) expense:
Other expense	—	0.4	—	0.4
Interest expense, net	1.6	0.2	—	1.8

	1.6	0.6	—	2.2

Income before income taxes	2.6	0.4	—	3.0
Income taxes	1.7	0.5	—	2.2

Net income (loss)	$0.9	$(0.1)	$—	$0.8

Condensed Combining Statement of Income

For the Nine Months Ended September 30, 2004

(Unaudited)

(In Millions)

	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$349.3	$125.1	$(15.1)	$459.3
Cost of sales	311.5	108.7	(15.1)	405.1

Gross profit	37.8	16.4	—	54.2

Operating expenses:
Selling, general and administrative	25.9	10.0	—	35.9
Restructuring and other similar costs	—	1.1	—	1.1
Loss on abandonment of long-lived assets	2.2	—	—	2.2

	28.1	11.1	—	39.2

Operating income	9.7	5.3	—	15.0
Other (income) expense:
Other expense	—	0.3	—	0.3
Interest expense, net	4.4	0.2	—	4.6

	4.4	0.5	—	4.9

Income before income taxes	5.3	4.8	—	10.1
Income taxes	2.6	1.3	—	3.9

Net income	$2.7	$3.5	$—	$6.2

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$14.8	$16.0	$1.2	$2.4	$(18.4)	$16.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	13.1	—	2.2	—	15.3
Non-cash interest on debt	1.9	4.5	(0.2)	0.3	(2.0)	4.5
Pension and postretirement benefit costs	—	(0.1)	—	1.2	—	1.1
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)
Deferred income taxes	(0.7)	7.1	—	(0.2)	0.7	6.9
Undistributed earnings of subsidiaries	(16.0)	(2.6)	(1.0)	—	19.6	—
Changes in operating assets and liabilities	—	0.3	—	1.0	0.1	1.4

Net cash provided by operating activities	—	32.3	—	6.9	—	39.2

Investing activities
Capital expenditures	—	(2.0)	—	(0.9)	—	(2.9)

Net cash used in investing activities	—	(2.0)	—	(0.9)	—	(2.9)

Financing activities
Net receipts from (payments to) issuer and subsidiaries	—	0.1	—	(0.1)	—	—
Net payments of long-term debt principal	—	(4.1)	—	—	—	(4.1)
Dividends	0.5	(0.5)	—	—	(0.5)	(0.5)
Stock repurchase	(0.5)	—	—	—	0.5	—
Proceeds from stock sale	0.9	—	—	—	(0.9)	—

Net cash provided by (used in) financing activities	0.9	(4.5)	—	(0.1)	(0.9)	(4.6)
Effect of changes in foreign exchange rates on cash	—	0.1	—	(0.4)	—	(0.3)

Change in cash and cash equivalents	0.9	25.9	—	5.5	(0.9)	31.4
Cash and cash equivalents – Beginning of period	$—	$15.8	$—	$8.3	$—	$24.1

Cash and cash equivalents – End of period	$0.9	$41.7	$—	$13.8	$(0.9)	$55.5

Condensed Combining Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(Unaudited)

(In Millions)

	Guarantor	Non-Guarantor Subsidiaries	Combined
Operating activities
Net income	$2.7	$3.5	$6.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13.6	4.3	17.9
Non-cash interest on related party debt	0.7	0.4	1.1
Gain on sale of property, plant, and equipment	—	(0.2)	(0.2)
Loss on abandonment of long-lived assets	2.2	—	2.2
Pension and postretirement benefit costs	7.5	0.6	8.1
Deferred income taxes	(4.1)	(1.9)	(6.0)
Changes in operating assets and liabilities	(14.7)	(8.4)	(23.1)

Net cash provided by (used in) operating activities	7.9	(1.7)	6.2

Investing activities
Capital expenditures	(2.3)	(2.0)	(4.3)
Proceeds from sale of property, plant and equipment	—	0.4	0.4

Net cash used in investing activities	(2.3)	(1.6)	(3.9)

Financing activities
Net (payments to) receipts from parent company	(5.6)	2.8	(2.8)

Net cash (used in) provided by financing activities	(5.6)	2.8	(2.8)
Effect of changes in foreign exchange rates on cash	—	—	—

Change in cash and cash equivalents	—	(0.5)	(0.5)
Cash and cash equivalents – Beginning of period	$(0.3)	$6.9	$6.6

Cash and cash equivalents – End of period	$(0.3)	$6.4	$6.1

12. Related Party Transactions

At its meeting on August 11, 2005, the board of directors of Propex Fabrics Holdings Inc. (“Holdings”) approved the 2005 Stock Awards Plan (the “Plan”), subject to approval of the stockholders of Holdings. Effective as of October 24, 2005, the stockholders of Holdings approved the Plan by written consent of a majority of its stockholders in lieu of a meeting.

The purpose of the Plan is to provide for granting incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock awards, performance awards, phantom stock awards, or any combination of the foregoing, to selected employees, directors, and consultants of Holdings and its subsidiaries, including the Company. Each award of stock options, stock appreciation rights, restricted stock, performance awards or phantom stock will be evidenced by an agreement between Holdings and the recipient of the award.

No stock options, SARs, restricted stock, performance awards or phantom stock awards were granted or outstanding during the quarter ended September 30, 2005.

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

In Europe and Brazil, we primarily market carpet backing and industrial fabrics, respectively, and we are a leading supplier of those products in those regions. Although primarily a regional business in terms of differing customers, competitive issues, and economic and other drivers, we have significant overlap of product offerings across all regions.

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

In 2005, however, the carpet backing industry has experienced significant restructuring. The two largest U.S. carpet manufacturers, Shaw Industries and Mohawk Industries, back integrated into carpet backing manufacturing through acquisitions of existing U.S. carpet backing suppliers. This industry restructuring causes a realignment of suppliers and customers among the remaining merchant participants. In 2004, Shaw and Mohawk were our two largest customers, and together represented 31.7% of our total sales. We believe the restructuring will result in significant volume losses in the U.S. market for carpet backing, and consequently, reductions in our net revenue and income before interest and taxes. As the largest remaining independent carpet backing manufacturer, we are committed to being the most cost-efficient, responsive and reliable supplier to all carpet backing customers, including former customers of SI and Wayn-Tex.

Demand for our industrial fabrics products is driven primarily by civil construction activity, including civil engineering projects and road construction and general economic conditions.

Our primary raw material is polypropylene resin, and resin costs comprise approximately one half of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying approximately 500 million pounds annually. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil, extreme weather conditions and other factors beyond our control. Generally, we have been able to pass through raw material price increases to our furnishings customers. However, unlike furnishings, it has been more difficult to pass through raw material price fluctuations to customers for our industrial products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers. Extreme weather conditions, such as the recent hurricanes affecting the U.S. Gulf Coast, can affect both the pricing and availability of polypropylene. See “Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk” below.

In order to maintain our competitiveness, we have a comparatively low manufacturing cost structure. Our current management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

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

Recent Developments

In August 2005, Shaw Industries and SI Corporation announced that a definitive agreement had been reached whereby SI would sell its woven carpet backing operation in Chickamauga, Georgia to Shaw; we understand that this transaction closed in October 2005. We recognized a $1.4 million impairment of our customer relationships intangible asset as a result of the Shaw acquisition. This amount was the entire portion of our customer relationships intangible asset attributable to Shaw.

During September 2005, we commenced formal negotiations with our German plant’s Works Council to reduce the plant work week schedule from seven days to five days due to current product demand and to make certain other changes to employees’ overall compensation and benefits. As these negotiations are still in progress and the terms of the arrangement are not yet known, no liability has yet been established in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net revenue

Total net revenue increased $5.2 million, or 3.2%, from $161.0 million in the three months ended September 30, 2004 to $166.2 million in the three months ended September 30, 2005. This net revenue increase is due to an increase in North America furnishings net revenue of $7.0 million along with a net revenue increase of $0.1 million in Europe. These segment increases were partially offset by a $1.1 million net revenue decrease in North America industrial fabrics and a $0.8 million net revenue decrease in Brazil.

North America furnishings net revenue increased 7.5% from $93.9 million in the three months ended September 30, 2004 to $100.9 million in the three months ended September 30, 2005. Net revenues increased primarily due to higher unit selling prices in the segment, as we increased pricing in both the carpet backing and the furniture & bedding product lines to pass along higher raw material costs. Furnishings volume was negatively impacted by the February 2005 purchase of Wayn-Tex, a producer of primary carpet backing fabrics, by Mohawk Industries, one of our largest customers. The Wayn-Tex acquisition gives Mohawk substantial in-house primary carpet backing manufacturing capacity. A portion of the lost Mohawk volume was offset by concurrent volume gains from other customers previously supplied by Wayn-Tex.

North America industrial fabrics net revenue decreased 3.1% from $35.0 million in the three months ended September 30, 2004 to $33.9 million in the three months ended September 30, 2005. Net revenue decreased largely due to lower volumes across our industrial fabrics product lines, but primarily in our packaging product line as we consciously increased margins and improved our product portfolio. Higher unit selling prices across all of our industrial fabrics products partially offset the effect of lower volume on net revenue, as we increased prices to cover higher raw material costs.

Europe net revenue increased 0.5% from $20.7 in the three months ended September 30, 2004 to $20.8 in the three months ended September 30, 2005. An increase in net revenue due to higher local currency unit selling prices was completely offset by volume decreases during the three months ended September 30, 2005, as cautious consumer spending impacted carpet demand.

Brazil net revenue decreased 7.0% from $11.4 million in the three months ended September 30, 2004 to $10.6 million in the three months ended September 30, 2005. The net revenue decrease was due to a decrease in volume, partially offset by higher U.S. dollar pricing due to a 26.9% appreciation of the Brazilian real. The lower volumes resulted from depressed commercial activity in Brazil due to tight monetary policy, and a related temporary downturn in the agricultural sector, into which a significant portion of our Brazilian products is sold. A reduction in local currency unit selling prices, reflecting a lighter-weight product mix, also contributed to the decline in net revenue.

Cost of sales

Cost of sales decreased 4.6% from $145.3 million in the three months ended September 30, 2004 to $138.6 million in the three months ended September 30, 2005. The decrease in cost of sales primarily reflects lower sales volumes and lower non-raw material manufacturing costs resulting from successful cost reduction and efficiency improvement activities partially offset by higher polypropylene raw material costs and the absence of LIFO adjustment income. In addition, lower postretirement benefits and lower depreciation contributed to the decrease in cost of sales. As a percentage of net revenue, cost of sales decreased from 90.2% in the three months ended September 30, 2004 to 83.4% in the three months ended September 30, 2005, primarily due to the decreases in non-raw material manufacturing costs and higher margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $10.5 million in the three months ended September 30, 2004 to $15.6 million in the three months ended September 30, 2005. As a percentage of net revenue, selling, general and administrative expenses increased from 6.5% in the three months ended September 30, 2004 to 9.4% in the three months ended September 30, 2005. North American administrative costs increased during 2005 due to the inclusion of certain stand-alone costs and the customer relationship intangible asset impairment. In 2004, BP corporate cost allocations were treated as a reconciling item and excluded from segment results. Included within selling, general and administrative expenses is our research and development expense, which totaled $2.3 million and $1.6 million in the third quarter of 2004 and 2005, respectively.

Pension curtailment gain

The pension curtailment net gain totaled $6.0 million in the three months ended September 30, 2005, as we recorded a $7.0 million curtailment gain for the reduction in the projected benefit obligation less a $1.0 million loss due to a change in discount rate assumptions related to the U.S. pension plan for salaried employees.

Income before interest and taxes

Income before interest and taxes increased from $4.8 million in the three months ended September 30, 2004 to $17.9 million in the three months ended September 30, 2005. This increase is primarily due to segment income increases of $7.7 million in North America furnishings, $4.9 million in North America industrial fabrics and $1.5 million in Europe, and was partially offset by a $1.6 million segment income decrease in Brazil.

North America furnishings segment income increased from $8.4 million in the three months ended September 30, 2004 to $16.1 million in the three months ended September 30, 2005. The increase in segment income was primarily due to higher unit net spreads and a portion of the non-recurring gain resulting from curtailing the U.S. salaried employees pension plan. In addition, depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Partially offsetting these positive effects, we experienced lower volumes in both our carpet backing and furniture and bedding product lines. In addition, we experienced a year-over-year increase in certain stand-alone administrative costs during the third quarter of 2005. During the third quarter of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore were excluded from all segment income calculations.

North America industrial fabrics segment income improved from a $3.2 million loss in the three months ended September 30, 2004 to a $1.7 million gain in the three months ended September 30, 2005. The increase in segment income was primarily due to higher unit net spreads and a portion of the non-recurring gain resulting from curtailing the U.S. salaried employees pension plan. In addition, manufacturing costs decreased due to lower volumes and efficiency improvement activities. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Partially offsetting these positive effects, we experienced lower volumes in our geotextiles, packaging and protective covering product lines. In addition, during the third quarter of 2005 we experienced an increase in certain stand-alone administrative costs. During the third quarter of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

Europe segment income increased from a loss of $1.8 million in the three months ended September 30, 2004 to loss of $0.3 million in the three months ended September 30, 2005. This increase in segment income primarily resulted from higher unit net spreads and lower fixed manufacturing costs, partially offset by lower volumes. In addition, we experienced lower selling, general and administrative costs in the three months ended September 30, 2005 as compared to the prior-year period.

Brazil segment income decreased from $2.0 million in the three months ended September 30, 2004 to $0.4 million in the three months ended September 30, 2005. The decrease in segment income was due primarily to lower volume and lower unit net spreads in local currency.

Current year segment income does not include two reconciling items. The LIFO inventory adjustment was $0.6 million in income to the Predecessor for the three months ended September 30, 2004. The parent company overhead expense allocations to the Predecessor were $1.2 million in the three months ended September 30, 2004. These allocations related to the former parent’s management overhead costs.

Interest expense, net

Net interest expense increased from $1.8 million in the three months ended September 30, 2004 to $5.8 million in the three months ended September 30, 2005. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the acquisition as part of the December 1, 2004 stock purchase agreement, discussed previously. Beginning December 1, 2004, interest expense is principally related to the senior secured credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes increased from $2.2 million in the three months ended September 30, 2004 to $4.7 million in three months ended September 30, 2005. The 2004 tax liability was increased by tax settlements and other net changes.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net revenue

Total net revenue increased $36.5 million, or 7.9%, from $459.3 million in the nine months ended September 30, 2004 to $495.8 million in the nine months ended September 30, 2005. This revenue increase is primarily due to an increase in North America furnishings net revenue of $27.7 million, along with net revenue increases of $4.7 million in North America industrial fabrics, $3.4 million in Europe and $0.7 million in Brazil.

North America furnishings net revenue increased 10.3% from $268.7 million in the nine months ended September 30, 2004 to $296.4 million in the nine months ended September 30, 2005. Net revenues increased primarily due to higher unit selling prices in the segment, as we increased pricing in both the carpet backing and the furniture & bedding product lines to pass along higher raw material costs. Furnishings volume was negatively impacted by the February 2005 purchase of Wayn-Tex, a producer of primary carpet backing fabrics, by Mohawk Industries, one of our largest customers. The Wayn-Tex acquisition gives Mohawk substantial in-house primary carpet backing manufacturing capacity. A portion of the lost Mohawk volume was offset by concurrent volume gains to other customers previously supplied by Wayn-Tex. Overall U.S. carpet industry volumes were up 0.7% the first nine months of 2005 versus the first nine months of 2004 according to Carpet and Rug Institute data.

North America industrial fabrics net revenue increased 5.0% from $93.9 million in the nine months ended September 30, 2004 to $98.6 million in the nine months ended September 30, 2005. Net revenue increased due to higher unit selling prices across all of our industrial fabrics products, as we increased prices to cover higher raw material costs. Partially offsetting these higher unit selling prices was a significant decrease in sales volume across all of our geotextile, packaging and protective cover product lines.

Europe net revenue increased 5.0% from $67.9 million in the nine months ended September 30, 2004 to $71.3 million in the nine months ended September 30, 2005. Net revenue increased primarily due to higher local currency unit selling prices, as we increased prices to cover higher raw material costs. A 3.0% appreciation of the euro versus the U.S. dollar resulted in the remaining increase in net revenue. Partially offsetting these positive effects on net revenue were lower carpet industry volumes brought on by a weak economy and cautious consumer spending. While our carpet backing volume declined in continental Europe, exports of carpet backing products to the Middle East increased during the period.

Brazil net revenue increased 2.4% from $28.8 million in the nine months ended September 30, 2004 to $29.5 million in the nine months ended September 30, 2005. The net revenue increase is primarily due to higher unit selling prices in U.S. dollar terms, a direct effect of the 19.0% appreciation of the Brazilian real versus the U.S. dollar. Partially offsetting this positive effect on net revenue, volume decreased from the prior year. This volume decrease resulted from depressed commercial activity in Brazil due to tight monetary policy, and from a temporary downturn in the agricultural sector, into which a significant portion of our Brazilian products is sold. Also, local currency unit selling price decreased slightly based on a lighter weight product mix.

Cost of sales

Cost of sales increased 2.7% from $405.1 million in the nine months ended September 30, 2004 to $415.9 million in the nine months ended September 30, 2005. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene, along with expenses related to the amortization of purchase accounting related inventory fair value adjustments. These additional costs were partially offset by lower volumes, lower postretirement benefits, the absence of a LIFO adjustment expense, lower depreciation and lower non-recurring charges. As a percentage of net revenue, cost of sales decreased from 88.2% in the nine months ended September 30, 2004 to 83.9% in the nine months ended September 30, 2005, primarily due to the decreases in non-raw material manufacturing costs, lower non-recurring expenses and higher margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased from $35.9 million in the nine months ended September 30, 2004 to $43.9 million in the nine months ended September 30, 2005. As a percentage of net revenue, selling, general and administrative expenses increased from 7.8% in the nine months ended September 30, 2004 to 8.9% in the nine months ended September 30, 2005. North American administrative costs increased during the first nine months of 2005 due to the amortization of intangible assets established under purchase accounting, the inclusion of certain stand-alone costs such as insurance premiums and certain non-recurring costs such as acquisition accounting costs, $1.0 million in severance expense related to the departure of our former Chief Executive Officer and the customer relationship intangible asset impairment. In 2004, BP corporate cost allocations were treated as a reconciling item and excluded from segment results. Included within selling, general and administrative expenses is our research and development expense, which totaled $6.0 million and $5.1 million in the first nine months of 2004 and 2005, respectively.

Restructuring and other similar costs

Restructuring and other similar costs totaled $1.1 million in the nine months ended September 30, 2004, which resulted from our restructuring efforts in Europe.

Pension curtailment gain

The pension curtailment net gain totaled $6.0 million in the nine months ended September 30, 2005, as we recorded a $7.0 million curtailment gain for the reduction in the projected benefit obligation less a $1.0 million loss due to a change in discount rate assumptions related to the U.S. pension plan for salaried employees.

Loss on abandonment of long-lived assets

Loss on abandonment of long-lived assets that management deemed no longer useful totaled $2.2 million in the nine months ended September 30, 2004.

Income before interest and taxes

Income before interest and taxes increased from $14.7 million in the nine months ended September 30, 2004 to $42.1 million in the nine months ended September 30, 2005. This increase is primarily due to segment income increases of $11.8 million in North America furnishings, $10.9 million in North America industrial fabrics and $2.0 million in Europe, and was partially offset by a $3.3 million segment income decrease in Brazil.

North America furnishings segment income increased from $25.2 million in the nine months ended September 30, 2004 to $37.0 million in the nine months ended September 30, 2005. The increase in the segment income was primarily due to higher unit net spreads and a favorable shift in product mix. In addition, fixed manufacturing costs decreased due to cost reduction and efficiency improvement activities and the absence of a significant one-time repair expenditure, which occurred in the first nine months of 2004. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Finally, the gain resulting from the curtailing of the U.S. salaried employee pension plan contributed to the increase in segment income. Partially offsetting these positive effects, we experienced lower volumes in both our carpet backing and furniture & bedding product lines. In addition, during the first nine months of 2005 we experienced an increase in certain stand-alone administrative costs. During the first nine months of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

North America industrial fabrics segment income improved from a loss of $7.8 million in the nine months ended September 30, 2004 to $3.1 million of income during the nine months ended September 30, 2005. The increase in the segment income was due, in part, to higher unit net spreads. In addition, non-raw material manufacturing costs decreased due to cost reduction and efficiency improvement activities and the absence of a significant one-time repair expenditure, which occurred in the first nine months of 2004. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Finally, the gain resulting from curtailing the U.S. salaried employee pension plan contributed to the increase in segment income as well. Partially offsetting these positive effects, we experienced lower volumes in our geotextiles, packaging, and protective covering product lines. In addition, during the first nine months of 2005 we experienced an increase in certain stand-alone administrative costs. During the first nine months of 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

Europe segment income improved from a $2.1 million loss in the nine months ended September 30, 2004 to a $0.1 million loss in the nine months ended September 30, 2005. This improvement in segment income resulted primarily from an increase in local currency unit selling prices and a reduction in manufacturing costs and selling, general and administrative costs, partially offset by lower volumes.

Brazil segment income decreased from $5.4 million in the first nine months ended September 30, 2004 to $2.1 million in the nine months ended September 30, 2005. The decrease in the segment income was primarily due to lower volume and higher manufacturing costs due to the significant appreciation of the Brazilian real. These higher fixed manufacturing costs also resulted from the 2004 capacity expansion of our Curitiba, Brazil facility.

Current year segment income does not include two reconciling items. The LIFO inventory adjustment was $2.4 million for the nine months ended September 30, 2004. The parent company overhead expense allocations to the Predecessor were $3.6 million for the nine months ended September 30, 2004. These allocations related to the former parent’s management overhead costs.

Interest expense, net

Net interest expense was $4.6 million in the nine months ended September 30, 2004 and $16.6 million in the nine months ended September 30, 2005. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the acquisition as part of the December 1, 2004 stock purchase agreement, discussed previously. Beginning December 1, 2004, interest expense is principally related to the senior secured credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes was $3.9 million in the nine months ended September 30, 2004 and $9.5 million in the nine months ended September 30, 2005. The 2004 tax liability was increased by other net charges. Our effective income tax rate was 38.6% for the nine months ended September 30, 2004 and 37.4% for the nine months ended September 30, 2005. Effective income tax rates for the remainder of 2005 are expected to be consistent with the first nine months of the year.

Liquidity and Capital Resources as of September 30, 2005

Our primary cash needs are for working capital, capital expenditures, tax payments, debt payments or debt retirement, and future restructuring costs in response to the North America carpet backing industry changes. Our forecasted capital spending for the current year is $6.0 million. We believe we have adequate liquidity to meet these cash needs. We may use excess cash balances to repay or retire debt. We finance these cash requirements through internally generated cash flow and funds borrowed from our revolving credit facility. As of September 30, 2005, we have no borrowings from our revolving credit facility.

Net working capital is comprised of current assets, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $163.0 million at December 31, 2004 and $193.9 million at September 30, 2005. Working capital is up $30.9 million from December 31, 2004 due to seasonal increases in business activity and increases in pricing during the summer quarters. At September 30, 2005, working capital includes $55.5 million of cash and cash equivalents.

Cash from operations improved from a generation of $6.2 million in the nine months ended September 30, 2004 to a generation of $39.2 million in the nine months ended September 30, 2005. The improved cash from operations is due to reduced net working capital levels achieved as a result of the Company’s concerted efforts to more closely manage working capital levels, and due to higher profitability.

Cash used in investing activities was $3.9 million in the nine months ended September 30, 2004 and $2.9 million in the nine months ended September 30, 2005. Capital expenditures decreased from $4.3 million in the nine months ended September 30, 2004 to $2.9 million in the nine months ended September 30, 2005.

Cash used in financing activities was $2.8 million in the nine months ended September 30, 2004 compared to cash used in financing activities of $4.6 million for the nine months ended September 30, 2005. Prior to the acquisition, the Company was dependent on its parent company, BP, for its cash funding requirements. Effective with the acquisition, the Company began managing cash on an independent stand-alone basis.

Our credit arrangements with BP were cancelled concurrent with the closing of the acquisition.

Senior Credit Facility

We entered into a senior credit facility with a syndicate of lenders on December 1, 2004. The secured credit facility provides for a $110.0 million senior term loan and a $65.0 million revolving line of credit, which had a $105.9 balance outstanding on the term loans and a zero balance on the revolving line of credit as of September 30, 2005. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit of which $0.5 million was issued and outstanding as of September 30, 2005.

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

Critical Accounting Policies

In preparing our financial statements in conformity with GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of goodwill, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes monitoring changes in critical accounting policies is important to the fair presentation of our financial condition and results of operations because they can require management’s more significant judgments and estimates in the preparation of our consolidated and combined financial statements. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our annual report on Form 10-K for the year ended December 31, 2004. There have not been any significant changes in these policies or estimates since December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. At present, we do not utilize any derivative instruments to manage these risks.

Raw material risk. The cost of our commodity raw materials is volatile and could have a significant impact on our profitability. In particular, our business requires the purchase of large volumes of polypropylene, a petroleum derivative. Increases in the cost of this raw material could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of polypropylene have generally increased over the last few years. We believe we will be successful in increasing prices to pass along much of any future increases in polypropylene costs consistent with historical experience; however, we may not be able to do so.

Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Extreme weather conditions, such as the recent hurricanes affecting the U.S. Gulf Coast, can adversely affect our ability to supply products to our customers and negatively impact the availability of polypropylene for certain time periods. In the past, our long-term relationships with a broad base of suppliers has enabled us to obtain all our needed polyproylene supply, even during the aftermath of the recent U.S. Gulf Coast hurricanes; however, there may be future situations when we may not be able to do so. We currently have established relationships with multiple polypropylene suppliers for all of our expected raw material needs, where pricing is determined by a combination of formulas based on market indices and monthly negotiated pricing.

Currency translation. The results of operations of our foreign companies are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. The balance sheets of our foreign companies are translated into U.S. dollars at the closing exchange rates. Any adjustments resulting from the translation are recorded as other comprehensive income. In the third quarter of 2005, the U.S. dollar strengthened against the European euro, the Hungarian forint and the Mexican peso, and the U.S dollar weakened against the Brazilian real and the Canadian dollar.

Currency transaction exposure. Currency transaction exposure arises where sales and purchases are made by a company in a currency other than its own functional currency. The majority of our companies (except for Hungary and Mexico) incurs local manufacturing costs and sells the majority of their products within their local markets in their functional currencies. Therefore, in most countries, we have limited currency transaction exposure. Our Hungary operation sells most of its products in euros to the European market through its German affiliate. As a result, we do incur limited transactional exposure between the euro and the Hungarian forint. Our Mexico operation, which is included within our North American industrial fabrics segment, sells a significant portion of its products in U.S. dollars to U.S. customers. As a result, we also incur limited transaction exposure between the Mexican peso and the U.S. dollar.

Interest rate risk. We have incurred a significant amount of debt in connection with the acquisition, with a portion being at variable rates. Of our total current and long-term debt of $255.9 million (including $150.0 million of the 10% senior notes and $105.9 million of the $110.0 term loan), $150.0 million bears interest at a fixed rate and the remaining debt bears interest at variable rates. A hypothetical 10.0% increase or decrease in the applicable interest rates as of September 30, 2005 would change the quarterly cost of financing on our variable rate debt by $0.2 million. In addition, as of September 30, 2005, we had $5.0 million of accrued interest.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of the date of the evaluation.

Separately, we continue to prepare for the requirements of Section 404 of the Sarbanes-Oxley Act. We will first be required to comply with such requirements in its Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent or detect all misstatements. In designing and evaluating our internal control over financial reporting, management recognizes that any such controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Any evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting is subject to the risk that controls and procedures may become inadequate in the future as result of changes in the business environment in which we operate.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in levels of building construction and remodeling that affect the demand for carpet;

•	our reliance on a small number of key customers;

•	changes in the structure of the North American carpet backing industry;

•	additional costs necessary to operate a stand-alone entity;

•	changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	our ability to achieve cost savings and revenue growth;

•	interest rates; and

•	other factors affecting business plans, including the timing and success of business development efforts.

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

See Note 9 to our interim financial statements included in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

3.2	Amended Bylaws of Propex Fabrics Inc. (filed as Exhibit 3.2 to Propex Fabrics Inc.’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

4.1	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	Form of 10% Senior Note due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

10.1	Employment Agreement, dated August 11, 2005, among Propex Fabrics Holdings Inc., Propex Fabrics Inc. and Edmund A. Stanczak, Jr. (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on August 12, 2005 and incorporated herein by reference).

10.2	Propex Fabrics Holdings Inc. 2005 Stock Awards Plan, effective October 24, 2005 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s 8-K filed on October 28, 2005 and incorporated herein by reference).

10.3	Propex Fabrics Holdings Inc. form of non-qualified stock agreement for employees, effective October 24, 2005 (filed as Exhibit 10.2 to Propex Fabrics Inc.’s 8-K filed on October 28, 2005 and incorporated herein by reference).

10.4	Propex Fabrics Holdings Inc. form of non-qualified stock agreement for directors, effective October 24, 2005 (filed as Exhibit 10.3 to Propex Fabrics Inc.’s 8-K filed on October 28, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEX FABRICS INC.

By:	/s/ PHILIP D. BARNES
Philip D. Barnes
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 14, 2005