Form 10-K
period 2005-12-31
Propex Fabrics Inc.
filed 2006-03-31
CIK 1311803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b2 of the Act).    Yes  ☐    No  ☒

The Registrant is a wholly-owned subsidiary of Propex Fabrics Holdings Inc., and there is no public market for the Registrant’s common stock.

Number of shares of common stock outstanding at March 29, 2006: 10 shares

Propex Fabrics Inc.

Table of Contents to Form 10-K

For the Year Ended December 31, 2005

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

“Nonwoven” means a fabric consisting of an assembly of textile fibers, oriented in one direction or in a random manner, held together i.) by mechanical interlocking; ii.) by fusing of thermoplastic fibers; or iii.) by bonding with a rubber, starch, glue, casein, latex, or a cellulose derivative or synthetic resin.

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

“Woven” means a fabric constructed by weaving interlacing threads or strips of material or other elements into a whole.

PART I

Forward-Looking Statements

This document contains forward-looking statements. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management, based on information currently available to management. Forward-looking statements are those that do not relate strictly to historical or current facts, and can be identified by the use of the future tense or other forward-looking words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “should,” “may,” “objective,” “projection,” “forecast,” “continue,” “strategy,” “position” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in levels of building construction and remodeling that affect the demand for carpet;

•	our reliance on a limited number of product lines;

•	changes in the North American carpet backing industry as a result of back integration and domestic and foreign competition;

•	our ability to acquire new businesses and assets, and integrate those operations into our existing operations;

•	our ability to achieve cost savings and revenue growth in acquired and existing operations;

•	changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	our ability to achieve cost savings and revenue growth;

•	interest rates;

•	other factors affecting business plans, including the timing and success of business development efforts; and

•	our ability to successfully integrate the SI acquisition, which occurred on January 31, 2006 (as discussed in more detail below) and realize the significant projected synergies related to the acquisition.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you are cautioned not to put undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect future events or developments.

Item 1.	BUSINESS

Prior to December 1, 2004, we were owned by BP p.l.c. and operated under the name of Amoco Fabrics and Fibers Company in the U.S. and other names in our international locations (hereafter referred to as the “Predecessor” during the periods prior to December 1, 2004). We were acquired by an investor group that includes investment entities affiliated with The Sterling Group, L.P., Genstar Capital, L.P., and Laminar Direct Capital, L.P., which we refer to collectively as the “sponsors,” BNP Paribas Private Capital Group, through Paribas North America Inc., certain members of our senior management and certain other investors on December 1, 2004, and became a stand-alone company operating under the name Propex Fabrics Inc. (hereafter referred to as the “Successor” during the subsequent periods beginning on December 1, 2004).

Throughout the body of this 10-K filing, words such as “we”, “our”, “us” and the “Company” are used in reference to both the Predecessor and Successor.

SI acquisition

On January 31, 2006, pursuant to a stock purchase agreement with SI Concrete Systems Corporation (“SICSC”) and SI Geosolutions Corporation (“SIGC”), we acquired all the outstanding capital stock of SICSC and SIGC, collectively known as SI, for approximately $235.0 million, subject to certain price adjustments. We financed the purchase price with borrowings under a refinanced senior credit facility as described more fully in Note 19 to the consolidated financial statements and approximately $28.1 million of cash on-hand.

SI is a leader in providing innovative, high-performance products that provide support, strength, and stabilization solutions for its customers in the furnishings and construction materials markets. The acquisition makes us a more diversified company in terms of customers and products and provides us with opportunities to leverage the capabilities of both Propex Fabrics Inc. and SI to optimize operations and generate profitable growth. The SI business includes certain products that are complementary to our existing product lines and other products that represent extensions to our current product portfolio.

SI’s business is comprised of three product lines—geotextiles, performance fabrics and concrete fibers. SI’s geotextile product line consists primarily of general commodity woven and nonwoven geotextile products similar to our existing geotextile products along with a smaller position in specialty erosion control products, which represent a product line extension for us; the addition of SI’s products will enhance our leading position in geotextile fabrics. SI’s performance fabrics product line primarily consists of nonwoven fabrics for internal construction usage in the furniture and bedding industries, markets in which we already participate. In addition, SI’s performance fabrics product line includes several new products such as high performance woven fabrics for recreation and filtration end uses. SI’s concrete fibers product line, which holds a leading sales position, is a new product for us and basically consists of polypropylene and metal fibers used separately or in combination to control cracking in various concrete applications.

SI’s sales, which totaled more than $250 million in its 2005 fiscal year ended October 2, 2005, are predominantly to U.S.-based customers, although its concrete fibers product line includes an U.K. sales office which markets its concrete fibers products to European customers. The SI acquisition will increase significantly the size of our U.S. business activities.

SI has competitive strengths in efficient and high-quality nonwoven fabric manufacturing that will complement our current strength in woven fabric manufacturing. SI has three domestic manufacturing facilities, which are located in the southeastern U.S. Since SI does not produce its woven geotextile products, we can take advantage of our current excess woven manufacturing capacity to make these SI products.

Given the complementary nature of the two businesses, we believe that over the next 2-3 years, we will realize significant cost reduction synergies. These savings will be primarily driven by reductions in the duplicative administrative costs between the two current stand-alone entities and by taking advantage of both companies’ combined manufacturing strengths and existing capacities.

SI’s results are not included in the financial statements and notes to those statements for the year ended December 31, 2005. The purchase price allocation of the SI acquisition was not finalized as of the filing date of this Form 10-K. The historical SI financial results along with pro forma adjustments will be included in a Form 8-K/A filing related to the SI acquisition on or before April 18, 2006.

Sale of Roanoke Manufacturing Facility

On March 1, 2006, we entered into an asset sale agreement with Aladdin Manufacturing Corporation, an affiliate of Mohawk Industries, Inc., whereby we will sell our Roanoke, Alabama carpet backing manufacturing facility to Aladdin Manufacturing Corporation for $65.5 million plus the value of closing inventory, which is estimated at approximately $5.0 million. We will use the after-tax proceeds from the sale to prepay our $50.0 million bridge loan facility, and will use any remaining after-tax proceeds to prepay a portion of our $260.0 million senior secured term loan. The consummation of the sale, which is subject to certain customary conditions, is expected to occur in early April. The sale of the Roanoke facility is discussed further in Note 19 to the consolidated financial statements.

Our Company

We are the world’s largest independent producer of primary and secondary carpet backing, and a leading manufacturer and marketer of polypropylene-based synthetic fabrics used in geotextile and a variety of other industrial applications. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute carpet backing, as well as the development of woven and nonwoven fabrics for other applications. We have been engaged in the textile industry since 1884.

For the year ended December 31, 2005, we sold 2.5 billion square yards of fabric on a global basis, generating total revenues of $655.5 million.

We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. In North America, our largest region, our operations are divided into two product segments: furnishings and industrial fabrics. Our Europe and Brazil regions operate as geographic segments.

We primarily sell our products to leading carpet manufacturers, well-known furniture and bedding manufacturers and distributors of industrial fabrics. We market our products under a variety of brands, including Polybac® and Actionbac®, and we believe that many of our products are among the most recognized in the industry and are highly respected for their quality and performance. We have excellent relationships with our over 300 customers in the U.S., and we have served many of our key customers for over 30 years.

With the acquisition of SI on January 31, 2006, we will augment our geotextiles and our furniture and bedding product lines and add new products and customers, thereby diversifying our product line and customer base.

Business Strategy

Our near-term strategic priority is to efficiently manage the integration of the recently acquired SI business. The acquisition of SI enhances our existing position as the leading player in the polypropylene fabrics business, with extensive product offerings and geographic reach. The SI acquisition will extend our product portfolio and augment our leading position in certain products. In addition, the resulting combined entity will have a significantly more diversified reduction customer base. But most important to near-term earnings, we believe that over the next 2-3 years, we will realize significant cost synergies. These savings will be primarily driven by reductions in the duplicative administrative costs between SI and us and by taking advantage of both SI’s and our combined manufacturing strengths and existing capacities.

The completion of our short-term strategy, namely the integration of SI, directly supports our longer-term strategy, which includes the following tenets:

•	Maintain sales share and profitably grow the product portfolio: We will seek to preserve and extend our leading sales share in areas such as carpet backing, geotextiles, furniture & bedding, recreation fabrics and concrete fiber through a consistent focus on delivering quality products and customer service to our long-time valued customers. Active product portfolio management is a critical element of our strategy. We will focus our innovation and business development expertise on profitable markets in which we do not currently participate. We believe that innovation, in both the products developed and the processes by which our products are manufactured, will enable us to continue to exceed customer expectations.

•	Achieve the lowest-cost manufacturing position in all our core businesses: After integrating the newly-acquired SI, we will possess significant economies of scale in fabric production due to our existing strength and established asset base in woven manufacturing and SI’s strength and established asset base in nonwoven manufacturing. In addition, we will seek to leverage best practices from our Step One™ manufacturing efficiency improvement and cost reduction initiative and SI’s lean manufacturing initiative to deliver the significant efficiency increases and unit cost reductions which would not be possible by either company acting alone.

•	Expand globally to complement our North American position: Establishing manufacturing operations in regions offering lower labor rates has been a longstanding important tenet of our strategy. Our facilities in Brazil and Hungary are the most recent examples of this strategy at work. Our worldwide geographic footprint has manufacturing or sales/marketing locations in seven countries and sales to more than 40 countries. Our existing global footprint will allow us to leverage our current and new products across all the geographic markets in which we participate. Also, raw materials can be sourced globally in an effort to ensure that the lowest available cost is achieved.

Our Products

We manufacture synthetic yarn and fibers, which we use to produce our products for specific applications for our two primary product segments: furnishings and industrial fabrics.

Furnishings

Carpet backing:

Carpet backing is our largest product category within the furnishings segment. We produce both primary and secondary carpet backing in all of our geographic locations. Primary carpet backing is a tightly woven synthetic fabric into which carpet face fibers are tufted in the manufacture of broadloom floor coverings. Secondary carpet backing forms the base of a carpet and is an open-weave fabric that is adhered to the back of tufted broadloom to ensure both carpet integrity and dimensional stability.

Primary and secondary carpet backing are key components in the manufacturing of carpet and represent less than 7% of the cost to produce carpeting. To meet the evolving needs of our customers, we routinely develop product variations that offer new product properties and characteristics desired by our customers. Polybac® is the leading synthetic primary backing in the industry and is the most recognized product by our customers. It is a highly durable synthetic woven product with moisture and mildew resistance not present in natural fiber alternatives. The majority of our primary carpet backing product revenues result from sales of the following product line: Polybac® fabric, Polybac® Guideline fabric,Polybac® FLW and Polybac® CLW. Polybac® Guideline provides a visual guideline that allows carpet manufacturers to monitor straightness during the manufacturing process. Our customers’ demand for this product has increased steadily since its introduction in 2000. Our Polybac® FLW and Polybac® CLW are designed with a layer of nylon fiber that is dyed with the carpet. We developed this multi-layered product to provide a dyeable backing that enables carpet manufacturers to use less face yarn and thereby lower their cost structure.

Our secondary carpet backing products primarily consist of a range of woven Actionbac® fabrics, along with certain specialty higher value-added secondary fabrics, which we have developed for the U.S. market such as our soft secondary carpet backing which we have developed for U.S. customers, and Raschel™ knitted secondary backing, which is sold in Europe. Actionbac® fabrics are the industry standard in secondary backing, known in our industry for stability over the life of the carpet.

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

SI has similar furniture and bedding internal construction products, which will significantly increase our sales in this product line.

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

Our geotextile fabrics are also used in transportation and construction applications, including paving, reinforcement and stabilization. Geotextiles provide consistent and continuous filtering, reduced excavation, reduced environmental impact, simplified, higher quality construction, and a substantial reduction in material costs compared to traditional soil filters. In paving applications, nonwoven specialty paving fabrics, such as our Petromat® paving fabric, and repair membranes are engineered to reduce water infiltration and reflective cracking, thereby saving on costly repaving cycles and extending the life of paved surfaces. In reinforcement applications, geotextiles are utilized as reinforcement in soil wall and slope systems. In stabilization applications, which represent the largest geotextile application, geotextiles are utilized to separate the aggregate base from subgrade soils in roadway and railroad construction. In this application, geotextiles can increase the effective bearing strength of low strength subgrade soils.

Our geotextile fabrics are sold primarily in North America and Europe.

SI has similar woven and nonwoven geotextile products, which will enhance our size and leading position in this product line. In addition, SI’s geotextile product line includes new erosion control products, which will expand our product offering in this area.

Packaging and protective coverings:

From North America and Brazil, we sell a wide variety of other industrial synthetic fabrics including protective covers, FIBCs, cotton and synthetic fiber bale covers and other agricultural applications. We market industrial fabrics for the following significant applications:

•	Protective coverings, which act as an air vapor and moisture barrier in several applications, such as insulating housewrap for vapor protection and insulation purposes;

•	FIBCs, which are large, woven one to two ton bulk bags utilized for storage and transportation of granular or powdered materials, such as food, pharmaceuticals, minerals and chemicals;

•	Bale wraps, which are utilized to wrap and package large bales of cotton or synthetic fibers; and

•	Agricultural fabrics, which are used in shipping sacks for produce, crop and livestock shading and growing ornamental plants.

In addition to enhancing our position in certain current products as noted above, the SI acquisition provides us with a leading sales position in the concrete fiber reinforcement business, the recreational fabric business and adds several other new products to our portfolio such as woven high performance fabrics and polypropylene fiber sales.

Our Markets

North America

In North America, as in all of the geographic regions we serve, we manufacture and produce polypropylene synthetic fabrics. We primarily sell our products to leading carpet manufacturers, well known furniture and bedding manufacturers and distributors of industrial fabrics. Our 2005 net revenue of $521.0 million to North American carpet backing, furniture and bedding and other industrial customers accounted for 79.5% of our total worldwide sales.

Furnishings segment

Carpet backing. Carpet and carpet backing are part of the broader floor covering industry, which includes carpets and rugs, hardwood floors, ceramic floor and wall tiles, vinyl sheet and floor tile, rubber floor coverings and laminate floorings. Carpet represents the largest product in the overall floor covering market, accounting for approximately 62.4% of U.S. floor covering sales in 2004. Because of the importance of carpet backing in the production of carpet, the demand for carpet backing is closely linked to the demand for carpet. We sell our products for residential and commercial applications.

Carpet sales are driven by the factors that influence the broader market for floor coverings. Floor covering demand is driven largely by home remodeling expenditures, which are frequently related to existing home sales, new housing starts and commercial property construction. These demand drivers are influenced by interest rates, consumer and business income growth and consumer confidence. The percentage of carpet revenue to total U.S. floor covering revenue has declined by less than 1.0% per year from 2000 to 2004. However, given the increasing size of homes and strong home sales, carpet sales have increased in absolute terms over this same time period.

The carpet backing business differs regionally. Tufted carpet and rugs account for approximately 85% of all carpets and rugs manufactured in North America in 2004 and approximately 60% in Europe in 2005. Virtually all tufted carpet and rugs utilize primary carpet backing. Secondary carpet backing is used in over 85% of tufted carpet and rugs in North America. Woven synthetic materials account for approximately 90% of all carpet backing sold in North America and approximately 75% in Europe. A wider range of materials is used in secondary carpet backing than in primary carpet backing. In particular, in Europe, woven synthetic fabrics are used in approximately 50% of all European secondary carpet backing.

We believe we are the largest independent provider of carpet backing in each of our regions.

Furniture and bedding. We manufacture a variety of needlepunched, nonwoven internal construction fabrics for use in furniture and bedding applications in North America. In 2005, approximately 65% of our sales to furniture and bedding customers was attributable to bedding products and 35% to furniture products.

The principal macroeconomic factors influencing furniture and bedding sales are housing turnover, the directional movement of consumer confidence expectations and personal income levels. The domestic bedding industry has grown at 6% per year since 2000, reflecting consumer preference for bigger beds and higher-end mattresses, as well as the growth of the more expensive non-innerspring mattresses. Despite the beneficial trend in home sales, other factors have adversely impacted furniture sales. Due largely to poor consumer economic confidence, limited discretionary expenditures and the increase of foreign imports into the U.S. furniture market, domestic furniture factory shipments in the United States have increased at an average rate of 3% per year since 2000.

We believe we are the largest supplier of furniture and bedding construction fabrics in North America.

Industrial fabrics segment

Geotextiles. We sell geotextile fabrics for civil engineering projects, road construction and landfill applications. Demand for woven and nonwoven polypropylene fabrics utilized in geotextile applications has increased over the past decade. A portion of this growth has come from the continued development of new applications for these products. We believe that demand for geotextiles will continue to grow at rates in excess of GDP, driven by expected growth in civil construction activity and increased penetration of geotextiles due to their project life cycle cost advantages, as well as environmental regulations related to improving stormwater management and other drainage enhancements.

We believe we are one of the largest manufacturers of geotextile fabrics in North America.

Packaging and protective coverings. We sell our synthetic fabrics to customers for use in various packaging and protective covering applications. We expect continued growth in the sales of our higher-end products, such as our specialty housewrap products. We believe demand for protective covering products will grow steadily with the U.S. economy as the construction industry continues to learn more about the benefits and applications of these synthetic fabrics.

Europe segment

In Europe, our synthetic fabric is sold primarily to two groups of customers, carpet manufacturers and consumers of geotextiles. Our $93.8 million of sales from Europe accounted for 14.3% of our global sales in 2005.

Carpet backing. Tufted carpeting sales in Western Europe have decreased approximately 2.5% per year since 2001 due to a weak economy and consumer preference. However, we are optimistic about tufted carpeting regaining share in floor coverings as the carpeting industry as a whole has focused on promoting the advantages of tufted carpets, including the added comfort, warmth, design and even safety. We believe there are growth opportunities in Eastern Europe and other countries of the former Soviet Union as these economies develop.

In Europe, alternative secondary backings, such as foam and felt, are sometimes utilized to provide cushioning within the backing rather than use a separate carpet foam pad for cushioning. Also jute backings continue to be used as a component in wool carpet in Europe. Although demand has remained flat since 2001, we believe polypropylene secondary carpet backing offers several advantages such as i.) ease of removal/replacement versus carpets with foam and felt backings and ii.) enabling faster carpet manufacturing speeds than with backings made from natural jute fibers.

We believe we are the leading supplier of carpet backing within Western Europe.

Geotextiles. Use of woven geotextiles in Europe has been roughly flat over the last five years. Similar to the geotextile industry in the United States, there are significant opportunities for increased penetration of these products in the construction industry. We believe we are a leading supplier for the geotextile applications we serve.

Brazil segment

In Brazil, we manufacture the same types of synthetic fabric products as in our other regions, but the end uses are more diversified. The majority of our products sold in Brazil serve needs in various industrial applications including shipping, packaging and agricultural uses. Our $40.7 million of sales from Brazil accounted for 6.2% of our global sales in 2005.

Since 2001, the industrial and agricultural sectors of the Brazilian economy have experienced substantial growth, although this growth was temporarily slowed during 2005 by the Brazilian government's tight monetary policy and an extended drought, which impacted the agricultural sector especially. We expect the longer-term economic growth trends to continue, and we anticipate opportunities to further grow our Brazilian business through product substitution. For example, we manufacture fabric used in one-ton to two-ton FIBCs, which are replacing smaller sacks and containers in an increasing number of applications. We expect that this product replacement will continue to drive significant growth for our industrial fabrics for the foreseeable future.

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

We have three direct sales forces to serve the needs of our carpet backing customers. Our North American sales force located near Dalton, Georgia and European sales force located in Gronau, Germany are in close proximity to major regional carpet manufacturers. We also have a sales force located in Curitiba, Brazil. In North America, our sales force leverages our long-term relationships to work collaboratively with our carpet backing customers. Our sales people work with our customers at their sites to meet their needs as they evolve, including developing new carpet backing products in conjunction with our customers.

We sell our furniture and bedding fabrics directly to manufacturers of mattresses and upholstered furniture components and distributors. We have developed a strategy of aligning our sales and distribution efforts with key customers that are leaders in their respective fields. We work closely with key customers to develop new products and applications to enable them to meet new safety regulations for their products.

We sell our geotextiles primarily to distributors in both North America and Europe. In North America, we sell our products primarily to our established network of national and regional distributors. In Europe, we typically work with one distributor in each country in which we sell our products.

Customers

We derive a significant amount of our revenues from a relatively small number of customers. Our top ten customers accounted for approximately 50 percent of our total revenues in 2005. Of those top ten customers, 9 were North American customers and 6 were carpet backing customers. With the U.S. carpet industry back integration in 2005, our January 2006 acquisition of SI and the announced sale of our Roanoke, Alabama plant to a Mohawk affiliate in the near future, our customer and product diversity are expected to increase significantly. For 2006, we project that our top ten customers will account for approximately 30% of our total revenues.

Our top ten customers in Europe accounted for 53.0% of our European revenues in 2005.

Our top ten customers in Brazil accounted for 53.5% of our Brazilian revenues in 2005.

Competition

We believe we are either the largest or a leading producer of each of our primary products, and we are the only multinational producer of our products in all of our three regions: North America, Europe and Brazil. In North America, we compete with a variety of domestic woven and non-woven polypropylene fabric producers and importers. SI Corporation, previously our largest competitor, sold its carpet backing manufacturing business to Shaw Industries in October 2005. SI succeeded to the remainder of SI Corporation’s operations, and was sold to us in January 2006. After completing the SI acquisition, our remaining competitors are generally smaller companies who individually compete with us in only one or a few product lines.

Outside of North America, we compete with a number of different local and regional fabrics producers in each region.

Raw Materials

Polypropylene, a product of the petrochemical industry, is the base raw material in all of our products. The cost of manufacturing our products is highly dependent upon polypropylene prices. Generally, we have been able to pass through raw material price increases to our furnishings customers, and in 2005, we were successful in passing through resin increases to our geotextile customers. However, we have certain industrial fabric products where we were only able to pass along a portion of the price increase.

The U.S. average polypropylene price increased by approximately 24% in 2005 and approximately 33% in 2004, to some of the highest levels in 25 years.

Major Suppliers

Polypropylene resin for our manufacturing process is supplied primarily by a limited number of vendors. While our predecessor obtained a significant portion of its polypropylene resin from BP, we have transitioned to now purchasing from a number of vendors, which includes Ineos (the successor to BP’s polypropylene business) for a minor portion of our overall supply. At year-end, we had two U.S. polypropylene supply contracts covering less than 50% of our forecasted U.S. polypropylene requirements. Pricing under these contracts is determined by monthly negotiations based upon the current market pricing. The remainder of U.S. polypropylene supply is procured from four other suppliers on a spot basis. In Europe and Brazil, we source our polypropylene from a limited number of suppliers with which we have or are negotiating annual formal or informal supply agreements.

Patents and Trademarks

We own or license several United States and foreign patents and have several patent applications currently under file with the United States and foreign patent offices. We have patented positions used in the manufacture of Matrix® carpet backing. We also have several registered trademarks that are well recognized by the customers we serve, such as Polybac® and Actionbac® in carpet backing, Petromat® and Petrotac® in geotextiles, and Duon® in furniture fabrics.

Regulations and Environmental Matters

Our business operations, and our ownership and operation of real property, are subject to a broad range of federal, state, local and foreign environmental, health and safety laws and regulations pertaining to the release, emission and discharge of substances, the remediation of contaminated soil and groundwater, the handling and disposition of wastes, the safety and health of employees, or otherwise relating to pollution, preservation, remediation and protection of the environment, natural resources and human health and safety. To address these detailed and increasingly complex requirements, we have developed and implemented a Health, Safety and Environmental Management System that includes periodic reviews of policies, practices, operations and compliance at our manufacturing facilities, as well as procedures to take corrective or preventive action where necessary. We believe that we are currently in compliance with these laws and regulations, and capital expenditures relating to environmental matters during 2005 and 2004 were not material.

The nature of our current and historical operations and ownership and operation of property also exposes us to the risk of claims with respect to such laws and regulations, as well as claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, and there can be no assurance that material costs or liabilities will not be incurred in the future as a result of such claims. For example, we are subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or “CERCLA,” which may impose strict, joint and several liability retroactively on past and present owners or operators of facilities at, from or to which a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. We are currently alleged to be a responsible party at the Old Hazlehurst Solid Waste Disposal Site, the Old City Landfill, the Decatur County Landfill and the ITL/Cook Site. Pursuant to the terms of the stock purchase agreement with BP p.l.c., we have been indemnified by BP Amoco Chemical Holding Company for environmental liabilities arising from these sites, and for off-site disposal liabilities arising from activities or businesses conducted prior to the closing of the acquisition. We estimate this indemnified liability to be approximately $1.1 million; however, this is an estimate that may change upon realization of future events. We have recorded this reimbursable liability as both a long-term asset and a long-term liability on the balance sheet.

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

Employees and Labor Relations

As of December 31, 2005, we had approximately 3,650 employees, of whom approximately 2,600 were located in North America, approximately 700 in Europe and approximately 350 in Brazil. Approximately 700 of our employees are salaried, and the remainder is hourly. All of our hourly and some of our salaried employees located in Germany, Mexico, Brazil, and Hungary are subject to collective bargaining agreements. On the January 31, 2006 acquisition date, SI had approximately 600 employees.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We rely on a small number of customers from whom we receive a significant amount of our revenues.

Our top ten customers accounted for approximately 50 percent of our total revenues in 2005. In 2005, however, the carpet backing industry experienced significant restructuring. The two largest U.S. carpet manufacturers, Shaw Industries and Mohawk Industries, back integrated into carpet backing manufacturing through acquisitions of existing U.S. carpet backing suppliers. Shaw Industries acquired SI Corporation’s woven carpet backing operation in Chickamauga, Georgia, and Mohawk Industries acquired Wayn-Tex. This industry restructuring caused a significant realignment of suppliers and customers and will negatively impact our carpet backing sales volumes. In addition, on March 1, 2006, we announced the sale of our Roanoke, Alabama carpet backing manufacturing facility; this further back integration by Mohawk will also negatively impact future carpet backing sales volumes. For 2006, we project that our top ten customers will account for approximately 30% of our total revenues due to diversification of our customer base and product offerings resulting from the SI acquisition. However, we still rely on a relatively small number of products and customers for a significant portion of our revenues.

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

The price of our primary raw material, polypropylene resin, is volatile and fluctuates based on a number of factors outside our influence, including the overall demand, manufacturing capacity and the price of key feedstocks for polypropylene. As a product of petrochemical processes, polypropylene pricing is also generally impacted by the price of the basic feedstocks, namely crude oil and natural gas. In a rising oil price environment, polypropylene prices will typically rise correspondingly. Our average cost of polypropylene resin in the U.S. increased by approximately 24% in 2005 and 33% in 2004. In that respect, oil prices can impact our business through their effect on polypropylene prices. We do not have any long-term price guarantees with our polypropylene resin suppliers. Our failure to achieve corresponding sales price increases in a timely manner, sales price erosion without a corresponding reduction in raw material costs or failure to renegotiate favorable raw material supply contracts are all factors that could have a material adverse effect on our business and results of operations.

The loss of one or more of our raw material suppliers could adversely affect our operations.

We rely on a limited number of primary vendors to supply our polypropylene resin. If the supply from one or more of our vendors was interrupted in any significant manner, we would be forced to secure alternative supply arrangements. We may not be able to do so on terms that would be cost-effective or that would prevent a material adverse impact on our operations and financial condition.

We operate in highly competitive industries where our sales volumes and/or margins can be impacted by competitive forces.

We compete directly with other carpet backing and other industrial fabric manufacturers. We compete on the basis of performance, durability, service and price. In the past, there have been instances where both we and our competitors have lowered prices in an attempt to gain or regain sales due to the significant profitability related to incremental sales and higher capacity utilization. If, in the future, competitors attempt to employ similar tactics to gain sales, we may be forced to lower our prices in order to maintain our own sales, which could reduce our profitability. In a particularly competitive environment, it could be difficult to achieve the product sales or margins we normally expect.

Integration of SI with our existing operations involves issues that are complex, time-consuming and expensive and could significantly disrupt our business.

The business integration challenges include:

•	maintaining customer loyalty through the inevitable changes inherent in the integration process;

•	demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus;

•	consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes;

•	consolidating administrative infrastructure, including IT systems, and manufacturing operations and maintaining adequate controls throughout the integration;

•	coordinating research and development activities to continue to introduce new products and technologies with new desired properties and/or reduced cost;

•	preserving distribution, marketing and other important relationships and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	maintaining employee morale and retaining key employees while implementing restructuring programs; and

•	coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulation.

We may not be able to maintain the levels of operating efficiency that SI previously has achieved or might have achieved separately. Successful integration of SI’s operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs.

Our foreign operations expose us to risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for 27.9% and 28.0% of our revenue for the years ended December 31, 2005 and 2004, respectively. In the future, we expect our foreign operations to remain a material albeit smaller portion of our business, due to the SI acquisition on January 31, 2006. Foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

Furthermore, customer credit risks are exacerbated in foreign operations because there often is little information available about the credit histories of customers in the foreign countries in which we operate or to which we market our products. To the extent that any of the above events occur and we are not able to effectively manage that event, our results could be adversely affected.

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

As part of our acquisition of SI in January 2006, we acquired a new concrete fiber reinforcement product line, which exposes us to current and potential future litigation. See Item 3. Legal Proceedings and Note 16 to the consolidated financial statements included elsewhere in this report for further discussion about current litigation.

If we are unable to retain our executive officers, our operations may be hindered.

Our success depends in part on the performance of and our ability to retain our executive officers, who are responsible for managing the business and its profitability against competitive forces and against the potential challenges associated with a changing industry structure. If we are not successful in retaining our executive officers or replacing them, our business, financial condition or results of operations could be adversely affected. We do not maintain key personnel insurance.

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

We have experienced and expect to continue to experience quarterly variations in sales volumes and gross margins.

Our sales volumes and gross profit in the fourth quarter have in the past been, and may in the future be, lower than our sales volumes and gross profit as compared to the first three quarters of the fiscal year. This quarterly variation in our sales volumes and gross profit is primarily a result of the seasonal nature of several of our key drivers, including homebuilding, civil engineering projects and the agricultural cycle. In addition, quarterly fluctuations in our sales volumes and gross profit may result from other factors, including the spending patterns of our customers, regional and economic conditions and fluctuations in manufacturing costs.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

We conduct manufacturing, distribution, and administrative activities in eleven owned and two leased facilities. We operate ten North American facilities and three abroad. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our properties in use as of December 31, 2005 is summarized in the following table:

Location	Primary Use	Owned / Leased

North America

Austell, GA

Bainbridge, GA

Dalton, GA

Hazlehurst, GA

Nashville, GA

Santa Fe Springs, CA

Seneca, SC

Roanoke, AL *

Point Claire, Quebec, Canada

Matehuala, Mexico

Europe

Gronau, Germany

Gyor, Hungary

Brazil

Curitiba, Brazil

Corporate Headquarters
Manufacturing / Distribution
Distribution
Manufacturing / Distribution
Manufacturing / Distribution
Distribution
Manufacturing / Distribution
Manufacturing / Distribution
Distribution
Manufacturing / Distribution

Manufacturing / Distribution
Manufacturing / Distribution

	Manufacturing / Distribution	Owned Owned Owned Owned Owned Leased Owned Owned Leased Owned Owned Owned Owned

*	In December 2004, we exercised our option to repurchase for $1,000 this site’s land and buildings, which had been subject to a tax-advantaged lease with a local governmental entity. Subsequently, in January 2005, we made the repurchase payment and became the owner of this site’s land and buildings.

As part of the SI acquisition, we acquired SI properties consisting primarily of a corporate headquarters in Chattanooga, Tennessee, manufacturing facilities in Ringgold, Georgia, Chattanooga, Tennessee, and Alto, Georgia and a limited number of sales and/or distribution facilities.

On March 1, 2006 we entered into an asset sale agreement with Aladdin Manufacturing Corporation, an affiliate of Mohawk Industries, Inc. to sell them the Roanoke, Alabama carpet backing manufacturing facility.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental health and safety, and employment matters.

Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, we believe that taking into account the indemnification by BP Amoco Chemical Holding Company under the purchase agreement for certain pre-closing liabilities and our current insurance coverage, none of the litigation or legal proceedings in which we are currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

We are subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by us or other parties.

As part of our acquisition of SI in January 2006, we acquired a new concrete fiber reinforcement product line, which exposes us to current and potential future litigation. See Note 16 to the consolidated financial statements included elsewhere in this report for further discussion about current litigation.

Fibermesh litigation

SI Concrete Systems, Inc., one of the SI companies we acquired on January 31, 2006, is a named defendant in five pending lawsuits filed in southern California relating to Fibermesh® polypropylene fibers, one of its concrete fiber product lines. The cases allege Fibermesh® polypropylene fibers are defective when used as a substitute for steel wire mesh as a secondary reinforcement in concrete, and that SI Concrete Systems, Inc. falsely represented its suitability for that use. The defense costs on all but one of the pending cases are partially covered by insurance; we are responsible for the difference between the attorney's standard billing rate and the lower rate agreed to by the insurers. We are uninsured for one of the cases because of the nature of the plaintiffs' liability theories; however, this case is currently stayed and is not incurring significant costs. While the damages sought in these five lawsuits are collectively significant, based on our investigation and experience to date, we believe that the ultimate resolution of such lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

See Note 16 to the consolidated financial statements included in this report for further discussion of legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, Propex Fabrics Holdings Inc., our parent corporation, obtained written consent from a majority of its shareholders to enter into a stock purchase agreement to acquire SI. Notification of this action was provided to the shareholders who did not consent in writing to such action.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Propex Fabrics Holdings Inc., and there is no public market for our common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a detail of the ownership of our parent’s common equity.

We declared and paid a $0.5 million dividend to Propex Fabrics Holdings Inc. during the second quarter of 2005. The proceeds from this dividend were used by Propex Fabrics Holdings Inc. to purchase all shares of its common stock owned by Mr. Bradford Mortimer, former President and Chief Executive Officer.

We did not sell any common stock or repurchase any common stock during 2005.

Item 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial information presented below as of and for the year ended December 31, 2005 and for the month ended December 31, 2004 is derived from the audited consolidated financial statements of the Successor. The selected historical combined financial information presented below as of and for each of the years ended December 31, 2001, 2002, 2003 and for the eleven months ended November 30, 2004 is derived from the audited combined financial statements of the Predecessor. Information for the year ended December 31, 2004 is derived by adding the Predecessor’s eleven months ended November 30, 2004 to the Successor’s month ended December 31, 2004. The information presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined and consolidated financial statements and the related notes to those financial statements included under “Item 8. Financial Statements and Supplementary Data.”

Because Propex Fabrics Inc. is a wholly-owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings/loss per common share data is excluded from the following presentation of selected financial data.

	Successor	Combined Predecessor/ Successor	Successor	Predecessor (Note 1)
	Year ended December 31,		One month ended December 31,	Eleven months ended November 30,	Year ended December 31,
	2005	2004	2004	2004	2003	2002	2001
Income statement data:
Net revenue	$655.5	$609.6	$43.4	$566.2	$522.3	$465.9	$491.9
Cost of sales	547.7	540.9	45.0	495.9	454.5	400.4	414.9

Gross profit (loss)	107.8	68.7	(1.6)	70.3	67.8	65.5	77.0
Selling, general and administrative	60.2	47.4	3.5	43.9	50.3	51.6	54.3
Pension curtailment gain	(6.0)	—	—	—	—	—	—
Restructuring and other similar costs (credits)	1.3	0.6	(0.5)	1.1	(1.9)	6.8	6.1
Impairment of long-lived assets	5.9	2.2	—	2.2	—	—	—
Interest expense, net	21.9	7.4	1.8	5.6	5.4	7.6	13.6
Other expense/(income)	0.3	2.8	0.4	2.4	(0.6)	(1.2)	(0.1)

Income (loss) before income taxes	24.2	8.3	(6.8)	15.1	14.6	0.7	3.1
Income taxes (benefit)	10.2	3.2	(2.1)	5.3	5.5	4.1	6.9

Net income (loss)	$14.0	$5.1	$(4.7)	$9.8	$9.1	$(3.4)	$(3.8)

Balance sheet data:
Cash and cash equivalents	$58.3	$24.1	$24.1	$35.0	$6.6	$8.4	$26.8
Total assets	486.4	477.5	477.5	514.3	449.0	451.5	465.5
Net working capital (a)	196.8	170.0	169.9	153.7	100.8	92.6	119.6
Total debt (b)	255.9	261.5	261.5	1.2	153.3	157.2	160.5
Total parent investment	N/A	N/A	N/A	284.3	93.1	98.9	181.1
Stockholders’ equity	101.8	92.2	92.2	N/A	N/A	N/A	N/A
Other financial data (unaudited):
Capital expenditures	$7.9	$5.5	$0.2	$5.3	$12.0	$13.3	$14.7
Net cash provided by operating activities	48.3	24.1	12.8	11.3	26.9	34.5	39.5
Net cash used in investing activities	(7.9)	(338.3)	(333.3)	(5.0)	(6.1)	(13.0)	(13.6)
Net cash provided by (used in) financing activities	(6.0)	367.6	344.7	22.9	(22.7)	(41.4)	(21.6)
Ratio of earnings to fixed charges (c)	2.1	2.0	NM	NM	3.3	1.1	1.2

(a)	Net working capital is comprised of current assets minus current liabilities, excluding current maturities of long-term debt and accrued interest.

(b)	Total debt is comprised of short-term and long-term debt and accrued interest.

(c)	For the purposes of calculating the ratio of earnings to fixed charges, (1) earnings consist of earnings (loss) before fixed charges and income taxes and (2) fixed charges consist of interest expense on all indebtedness. During the periods presented, no interest costs have been capitalized

NM	—Data not meaningful

Selected Quarterly Financial Data

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(in millions)
Net sales	$159.7	$166.2	$168.1	$161.5	$150.3	$161.0	$157.8	$140.5
Gross Profit	27.9	27.6	27.5	24.8	14.5	15.7	19.6	18.9
Net income (loss)	(2.0)	7.4	5.4	3.2	(1.2)	0.8	1.4	4.0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to the consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data.” The following discussion presents our historical financial condition and results of operations before and after the consummation of the acquisition from BP is discussed below under “Company History.” Accordingly, the discussion of historical periods before December 1, 2004 does not reflect the significant impact that the acquisition from BP had on us.

Overview

We are the world’s largest independent producer of primary and secondary carpet backing, and a leading manufacturer and marketer of polypropylene synthetic fabrics used in geotextile and a variety of other industrial applications. We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. North America is our largest region, comprising 79.5% of our 2005 worldwide net revenue. Within North America, we divide our business between furnishings and industrial fabric products. In our furnishings segment (comprising 75.6% of our 2005 North America net revenue and 60.1% of our 2005 worldwide net revenue), we are the largest independent producer of carpet backing in North America and one of the leading suppliers of furniture and bedding internal construction fabrics. In our industrial fabrics segment, we sell synthetic fabrics for geotextile, packaging and protective covering applications. Net revenue represents gross sales less product returns, customer allowances and various discounts, all generated in the ordinary course of business.

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

Our primary raw material is polypropylene resin and in 2005 resin costs comprised approximately 50% of our cost of sales. We are one of the world’s largest consumers of polypropylene, buying over 500 million pounds in 2005. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. In 2005, our average per pound cost of polypropylene resin in the U.S. increased by approximately 24.0%. Generally, we have been able to pass through raw material price increases to our furnishings customers and in 2005 we were successful in passing through resin increases to our geotextile customers. However it has been more difficult to pass through raw material price fluctuations to customers for certain of our industrial products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers. See “Risk Factors” for further discussion of the effects of changes in per pound resin prices on our business.

In order to maintain our competitiveness, we maintain a comparatively low manufacturing cost structure. Our management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Company History

We have been engaged in the textile industry since 1884 and operated primarily under the name Amoco Fabrics and Fibers Company or BP Fabrics and Fibers Business in the U.S. and under other names internationally (“Predecessor”) from 1968 until the closing of the acquisition from BP discussed below, at which time we became Propex Fabrics Inc., referred to as “Successor” below. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute backing, as well as the development of woven and nonwoven fabrics for industrial applications.

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

As a division of BP p.l.c.’s chemicals business, an election was made for financial and tax reporting purposes to account for our inventories on a LIFO basis. However, for management and internal reporting purposes, we accounted for and managed our inventories on a FIFO basis. As such, we included a LIFO adjustment as one of the reconciling items rather than allocate it across reporting segments. After the consummation of the acquisition, we now account for our inventories for financial and tax reporting purposes on a FIFO basis, except for Brazil, which uses the average cost method.

On October 4, 2004, we entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. For purposes of this description, we refer to BP p.l.c. and BP Amoco Chemical Holding Company and certain of its affiliates collectively as “BP.” Pursuant to the stock purchase agreement, BP sold to us all the outstanding capital stock of the entities comprising the fabrics business of BP. BP also sold to us specified assets comprising BP’s Canadian fabrics business and various intellectual property assets and various other assets associated with the fabrics business. The total consideration paid for the business was approximately $340.0 million paid to the sellers and $9.3 million in direct acquisition costs.

At the closing of the acquisition from BP, an investor group including investment entities affiliated with The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., which we refer to collectively as the “sponsors,” BNP Paribas Private Capital Group, through Paribas North America, Inc., and certain members of our senior management purchased for cash $70.0 million of the common stock of Propex Fabrics Holdings Inc., our parent company. These equity cash proceeds along with our parent’s $25.0 million junior notes payable to BP were contributed to us and used to fund a portion of the purchase price for the acquisition. The balance of the purchase price was paid from our issuance of the $150 million 10% Senior Notes due 2012 and borrowings under a new credit facility consisting of $110.0 million senior term loan and a revolving line of credit of $65.0 million. The 10% Senior Notes and the credit facility are discussed under “Liquidity and Capital Resources—Senior Credit Facility” and “10% Senior Notes due 2012” below.

Recent Developments

On December 30, 2005, we entered into a stock purchase agreement to purchase SI Geosolutions Corporation and SI Concrete Systems Corporation (collectively “SI”). SI is a market leader in providing innovative, high-performance products that provide support, strength, and stabilization solutions for its customers. We announced the completion of the acquisition on January 31, 2006 for a purchase price of $235.0 million in cash subject to certain price adjustments. The acquisition creates a more diversified customer base and product offering along with opportunities to leverage the capabilities of each organization to optimize operations and generate profitable growth.

On March 1, 2006, we entered into an asset sale agreement with Aladdin Manufacturing Corporation, an affiliate of Mohawk Industries, Inc., whereby we will sell our Roanoke, Alabama carpet backing manufacturing facility to Aladdin Manufacturing Corporation for $65.5 million plus the value of closing inventory, which is estimated at approximately $5.0 million. We will use $50.0 million of the after-tax proceeds from the sale to prepay our $50.0 million bridge loan facility, and we will use the remaining after-tax proceeds to prepay a portion of our $260.0 million senior secured term loan. The consummation of the sale, which is subject to certain customary conditions, is expected to occur in early April.

Results of Operations

Because Propex Fabrics Inc. is a wholly-owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings/loss per common share data has been excluded from the following table presenting the results of operations.

	Successor	Combined Predecessor/ Successor	Successor	Predecessor (Note 1)
	Year ended December 31,		Month ended December 31,	Eleven months ended November 30,	Year ended December 31,
	2005	2004	2004	2004	2003
	(dollars in millions)
Net revenue:
North America
Furnishings	$394.1	$354.7	$27.1	$327.6	$313.6
Industrial fabrics	126.9	122.9	7.8	115.1	101.3
Europe	93.8	93.0	5.7	87.3	80.3
Brazil	40.7	39.0	2.8	36.2	25.3
Other	—	—	—	—	1.8

Total net revenue	655.5	609.6	43.4	566.2	522.3
Cost of sales	547.7	540.9	45.0	495.9	454.5

Gross profit (loss)	107.8	68.7	(1.6)	70.3	67.8
Selling, general and administrative	60.2	47.4	3.5	43.9	50.3
Restructuring and other similar costs (credits)	1.3	0.6	(0.5)	1.1	(1.9)
Impairment of long-lived assets	5.9	2.2	—	2.2	—
Pension curtailment gain	(6.0)	—	—	—	—
Other expense / (income)	0.3	2.8	0.4	2.4	(0.6)
Income (loss) before interest and taxes:
North America
Furnishings	42.3	29.0	(2.9)	31.9	39.6
Industrial fabrics	0.8	(8.7)	(1.2)	(7.5)	(12.7)
Europe	0.6	(1.0)	(0.6)	(0.4)	(2.9)
Brazil	2.4	6.4	(0.3)	6.7	4.1
Other	—	—	—	—	2.0
Reconciling items:
LIFO adjustment	—	(5.9)	—	(5.9)	(7.1)
Parent company overhead allocations	—	(4.1)	—	(4.1)	(3.0)

Total income (loss) before interest and taxes	46.1	15.7	(5.0)	20.7	20.0

Interest expense, net	21.9	7.4	1.8	5.6	5.4

Income (loss) before income taxes	24.2	8.3	(6.8)	15.1	14.6
Income taxes (benefit)	10.2	3.2	(2.1)	5.3	5.5

Net income (loss)	$14.0	$5.1	$(4.7)	$9.8	$9.1

Other data (unaudited):
Total volume sold (million square yards)	2,546	2,752	186	2,566	2,596
Depreciation and amortization	$19.8	$23.8	$1.5	$22.3	$24.5
Capital expenditures	7.9	5.5	0.2	5.3	12.0

Year Ended December 31, 2005 Compared to the Combined Predecessor Eleven-Month Period Ended November 30, 2004 and the Successor One-Month Period Ended December 31, 2004

Net revenue

Total net revenue increased $45.9 million or 7.5% to $655.5 million in the year ended December 31, 2005 from $609.6 million in the year ended December 31, 2004. This revenue increase is primarily due to an increase in North America furnishings net revenue of $39.4 million, along with net revenue increases of $4.0 million in North America industrial fabrics, $0.8 million in Europe and $1.7 million in Brazil. The following table provides an analysis by segment of the primary causes of revenue change between price, volume and foreign exchange effects:

	Net Revenue % Change 2005	% Change Prices 2005	% Change Volumes 2005	% Change Local Currency vs the USD 2005
	% Increase (Decrease)
North America Furnishings	11.1%	15.2%	(4.1)%	N/A
North America Industrial Fabrics	3.3%	20.9%	(17.6)%	N/A
Europe	0.9%	9.6%	(8.8)%	0.1%
Brazil	4.4%	(2.3)%	(10.8)%	17.5%

North America furnishings net revenue increased 11.1% to $394.1 million in the year ended December 31, 2005 from $354.7 million in the year ended December 31,2004. Net revenues increased due to higher unit selling prices in the segment, as we increased pricing in both the carpet backing and the furniture and bedding product lines to pass along higher raw material costs. Furnishings volume was negatively impacted by the February 2005 purchase of Wayn-Tex, a producer of primary carpet backing fabrics, by Mohawk Industries, one of our largest customers. The Wayn-Tex acquisition gives Mohawk substantial in-house primary carpet backing manufacturing capacity. A portion of the lost Mohawk volume was offset by volume gains to other customers previously supplied by Wayn-Tex. In August 2005, Shaw announced the acquisition of SI Corporation’s woven carpet backing operation at the Chickamauga, Georgia facility; this transaction closed in October 2005. While this Shaw/SI transaction is expected to negatively impact future earnings, it favorably impacted our 2005 earnings. In the August to October time period, many former SI customers switched to us before the transaction closed in October, and in the October to December time period, notwithstanding its acquisition of SI Corporation’s carpet backing operations, Shaw continued to purchase significant volumes from us for these months. Overall U.S. carpet industry volumes were up 0.7% for the year ended 2005 versus the year ended 2004 according to Carpet and Rug Institute data.

North America industrial fabrics net revenue increased 3.3% to $126.9 million in the year ended December 31, 2005 from $122.9 million in the year ended December 31, 2004. Net revenue increased due to higher unit selling prices across all of our industrial fabrics products, as we increased prices to cover higher raw material costs. Partially offsetting these higher unit selling prices was a significant decrease in sales volume in many packaging and protective cover product lines.

Europe net revenue increased 0.9% to $93.8 million in the year ended December 31, 2005 from $93.0 million in the year ended December 31, 2004. Net revenue increased primarily due to higher local currency unit selling prices, as we increased prices to cover higher raw material costs. Partially offsetting these positive effects on net revenue were lower carpet industry volumes due to a weak economy and cautious consumer spending. While our carpet backing volume declined in continental Europe, exports of carpet backing products to the Middle East increased during the period.

Brazil net revenue increased 4.4% to $40.7 million in the year ended December 31, 2005 from $39.0 million in the year ended December 31, 2004. The net revenue increase in U.S. dollar terms is primarily due to foreign exchange rate effects where the Brazilian real appreciated 20.1 percent versus the U.S. dollar. Partially offsetting this positive foreign exchange rate effect on net revenue, volume decreased from the prior year. This volume decrease resulted from low commercial activity and a temporary downturn in the agricultural sector in Brazil, which were both due to Brazil’s tight monetary policy.

Cost of sales

Cost of sales increased 1.3% to $547.7 million in the year ended December 31, 2005 from $540.9 million in the year ended December 31, 2004. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene. Lower amortization of purchase accounting-related inventory fair value adjustments ($4.2 million in 2005 versus $9.5 million in 2004), the absence of a LIFO adjustment expense ($5.9 million in 2004), lower depreciation and amortization ($19.8 million in 2005 versus $23.8 million in 2004) and lower non-recurring charges in 2005. These factors partially offset higher raw material costs. As a percentage of net revenue, cost of sales decreased to 83.6% in the year ended December 31, 2005 from 88. 7% in the year ended December 31, 2004, primarily due to higher margins and decreases in non-raw material manufacturing costs and lower non-recurring expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 27.0% to $60.2 million in the year ended December 31, 2005 from $47.4 million in the year ended December 31, 2004. As a percentage of net revenue, selling, general and administrative expenses increased to 9.2% in the year ended December 31, 2005 from 7.8% in the year ended December 31, 2004. North American administrative costs increased in the year ended December 31, 2005 due to the amortization of intangible assets established under purchase accounting in connection with the acquisition from BP, the inclusion of certain stand-alone costs such as insurance premiums and certain non-recurring costs such as acquisition accounting costs and $1.1 million in severance expense related to the departure of our former Chief Executive Officer. In 2004, BP corporate cost allocations were not included in segment income, but were included in selling, general, and administrative expenses on the income statement. Also included within selling, general and administrative expenses is our research and development expense, which totaled $7.0 million in the year ended December 31,2005 and $8.0 million in the year ended December 31, 2004.

Restructuring and similar costs

In 2004, the Predecessor engaged in restructuring activity in Europe to respond to declining European product demand and continued weakness in the European economy. The Predecessor recognized expense of $1.1 million in the eleven months ended November 2004 with the Successor recapturing $0.5 million of that expense in December 2004. These transactions resulted in a $0.9 million unpaid balance at December 31, 2004.

On June 20, 2005, a fully executed Separation Agreement and Mutual General Release of Claims, dated as of June 1, 2005 among the Company, Propex Fabrics Holdings Inc., the Company’s parent company, and Bradford T. Mortimer, the Company's former President and Chief Executive Officer, was delivered to the Company. The Agreement provide for severance and a partial year 2005 bonus of $1.1 million, both of which were paid in 2005 and included in selling, general and administrative expenses for the year.

On November 28, 2005, Propex Fabrics GmbH, our German subsidiary, agreed with the local Works Council to a restructuring program for its Gronau, Germany production facility. Severance and other termination benefits of $1.3 million was recorded in the fourth quarter of 2005. This restructuring will eliminate excess capacity and reduce costs in response to lower European sales demand. The agreed program will reduce the production schedule to five days per week from seven days per week, thereby eliminating the weekend production shift.

In February 2006, our German subsidiary completed the transition to a five days per week production schedule. In changing to a five days per week schedule, the workforce has been reduced by approximately 50 employees, or approximately 10% of our total workforce in Gronau, Germany.

Restructuring and other similar costs totaled $1.3 million in the year ended December 31, 2005 from $0.6 million in the year ended December 31, 2004, which resulted from our restructuring efforts in Europe.

See our further discussion of restructuring activity in Note 10 to the consolidated financial statements.

Impairment of long-lived assets

At December 31, 2005, management’s decision to relocate the Austell, Georgia headquarters and research and development-scale manufacturing equipment triggered an impairment analysis of these assets and resulted in a $5.9 million impairment charge related to the facility and certain research and development-scale manufacturing equipment, which would be disposed of rather than relocated. In evaluating ways to increase profitability, management decided it would be more economical to lease smaller office facilities and to relocate the research and development-scale manufacturing equipment to our plant locations. The $5.9 million impairment charge is comprised of $0.9 million charge related to the Austell real property and a $5.0 million charge related to small-scale manufacturing equipment and software. $4.5 million of this impairment was allocated to the North American furnishings segment, and $1.4 million was allocated to the North American industrial fabrics segment. The real property has been impaired to reflect management’s current best estimate of the net realizable value from the sale of the property. The remaining impairment primarily reflects the decision to dispose of rather than relocate a significant portion of the research and development scale manufacturing assets because of the high cost associated with relocating such assets.

Pension curtailment gain

As part of restructuring our U.S. retirement plans, we curtailed our U.S. Cash Value Retirement Plan for U.S. salaried employees in August 2005 and recognized a net curtailment gain of $6.0 million in the year ended December 31, 2005; there was no comparable gain/loss during 2004. The net pension curtailment gain is comprised of a $7.0 million curtailment gain for the reduction in the projected benefit obligation less a $1.0 million remeasurement loss primarily due to a change in the discount rate assumption related to the U.S. pension plan for salaried employees.

Other (income) expense

Other (income) expense was $0.3 million in expense for the year ended December 31, 2005 compared to $2.8 million in expense in 2004. This change primarily reflects fluctuations in foreign exchange gains/losses.

Income before interest and taxes

Income before interest and taxes increased to $46.1 million in the year ended December 31, 2005 from $15.7 million in the year ended December 31, 2004. This increase is primarily due to segment income increases of $13.4 million in North America furnishings, $9.5 million in North America industrial fabrics and $1.6 million in Europe, and was partially offset by a $4.0 million segment income decrease in Brazil.

North America furnishings segment income increased 46.2% to $42.3 million in the year ended December 31, 2005 from $29.0 million in the year ended December 31, 2004. The increase in segment income was primarily due to higher revenue less raw material cost per square yard, also known as “unit net spreads”. We continued to achieve reductions in fixed manufacturing costs during 2005, resulting from our continuous improvement processes. Conversion cost per unit, which is the direct labor and overhead cost per unit, continued to decrease in 2005. In addition, depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition from BP. Also, the 2005 segment income includes a portion of the non-recurring U.S. pension curtailment gain. Partially offsetting these positive effects, we experienced lower volumes in both our carpet backing and furniture and bedding product lines. In addition, we experienced a year-over-year increase in certain stand-alone administrative costs during 2005. During 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

North America industrial fabrics segment income increased to $0.8 million of income in the year ended December 31, 2005 from a $8.7 million loss in the twelve months ended December 31, 2004. The increase in the segment income was due, in part, to higher unit net spreads, reflecting our successful efforts to increase product pricing in advance of resin cost increases. In addition, non-raw material manufacturing costs decreased due to cost reduction and efficiency improvement activities and the absence of a significant one-time repair expenditure, which occurred in 2004. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition from BP. Finally, the non-recurring gain resulting from curtailing the U.S. salaried employee pension plan contributed to the increase in segment income. Partially offsetting these positive effects, we experienced lower volumes in our geotextiles, packaging, and protective covering product lines. In addition, in 2005 we experienced an increase in certain stand-alone administrative costs, whereas in 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

Europe segment income increased to $0.6 million in the year ended December 31, 2005 from a loss of $1.0 million in the year ended December 31, 2004. This improvement in segment income resulted primarily from a reduction in manufacturing costs and selling, general and administrative costs due to our on-going efforts to reduce costs in Germany. In addition, depreciation decreased in Europe across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition. Lower volumes experienced during 2005 partially offset this increase in Europe segment income.

Brazil segment income decreased to $2.4 million in the year ended December 31,2005 from $6.4 million in the year ended December 31, 2004 reflecting lower volume due to the slowdown in the Brazilian economy in general and in the agricultural sector specifically.

In 2004, there were two reconciling items, which are excluded from the segments’ income before interest and taxes. The LIFO inventory adjustment amounted to $5.9 million in expense for 2004. The parent company overhead expense allocations to the Predecessor amounted to $4.1 million in expense for 2004. These allocations related to the former parent’s management overhead costs, primarily in Chicago and London. In 2005, there are no reconciling items.

Interest expense, net

Interest expense, net increased to $21.9 million in the year ended December 31, 2005 from $7.4 million in the year ended December 31, 2004. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the December 1, 2004 acquisition from BP. Beginning December 1, 2004, interest expense was principally related to the senior credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes increased to $10.2 million in the year ended December 31, 2005 from $3.2 million in the year ended December 31, 2004 due to higher operating income.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenue

Total net revenue increased $87.3 million, or 16.7%, to $609.6 million in the year ended December 31, 2004 from $522.3 million in the year ended December 31, 2003. This revenue increase is primarily due to an increase in North America furnishings net revenue of $41.1 million, along with net revenue increases of $21.6 million in North America industrial fabrics, $12.7 million in Europe and $13.7 million in Brazil.

North America furnishings net revenue increased 13.1% to $354.7 million in the year ended December 31, 2004 from $313.6 million in the year ended December 31, 2003 due, in part, to increased sales volumes in U.S. carpet backing. This volume increase resulted from strong market fundamentals led by increasing strength in consumer confidence and in home sales, coupled with maintaining our sales share. The remaining net revenue increase resulted from higher unit selling prices in the segment, as we increased carpet backing pricing to reflect rising raw material prices.

North America industrial fabrics net revenue increased 21.3% to $122.9 million in the year ended December 31,2004 from $101.3 million in the year ended December 31, 2003 due primarily to significantly higher volumes across many of our industrial fabrics products, particularly our geotextile products. The remaining net revenue increase resulted from higher unit selling prices in geotextile and protective covering products, as we increased prices to cover a portion of rising raw material prices.

Europe net revenue increased 15.8% to $93.0 million in the year ended December 31, 2004 from $80.3 million in the year ended December 31, 2003, due, in part, to higher volumes in our carpet backing and geotextile products, as the European economy began to show improvement and new distribution channels to the market were established. The remaining net revenue increase resulted from higher unit selling prices in U.S. dollar terms due to the strengthening of the euro versus the U.S. dollar. In local currency terms, average unit selling prices decreased slightly due to product mix shifts and competitive market conditions.

Brazil net revenue increased 54.2% to $39.0 million in the year ended December 31, 2004 from $25.3 million in the year ended December 31, 2003 due, in part, to volume increases where our increased manufacturing capacity enabled us to take advantage of the increasing demand related to the growing Brazilian economy. The remaining net revenue increase resulted from higher unit selling prices, in both local currency and U.S. dollar terms, as we passed along a portion of our higher raw material costs and due to a product mix shift towards more specialty products. Strengthening of the Brazilian real versus the

U.S. dollar resulted in the remaining increase in net revenue.

Cost of sales

Cost of sales increased 19.0% to $540.9 million in the year ended December 31, 2004 from $454.5 million in the year ended December 31, 2003. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene, along with additional variable costs associated with an increase in sales volume, the currency impact of the weaker U.S. dollar versus both the euro and the Brazilian real, significantly higher post-retirement benefit costs for the Predecessor and initial amortization of purchase accounting-related fair value adjustments. As a percentage of net revenue, cost of sales increased to 88.7% in the year ended December 31, 2004 from 87.0% in the year ended December 31, 2003, notwithstanding our ability to pass along the majority of the increased resin costs, raw materials still increased as a percentage of our overall cost of sales and revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $47.4 million in the year ended December 31, 2004 from $50.3 million in the year ended December 31, 2003. As a percentage of net revenue, selling, general and administrative expenses decreased to 7.8% in the year ended December 31, 2004 from 9.6% in the year ended December 31, 2003. In North America, selling and corporate service costs declined as a percentage of net revenue due to our increased sales in this region and the relatively fixed nature of these costs. In Australia, $1.0 million of 2003 selling and administrative costs were eliminated with the closure of our Australian internal sales and marketing activities at the beginning of 2003. Included within selling, general and administrative expenses is our research and development expense, which totaled $8.0 million in 2004 and $7.2 million in 2003.

Restructuring and similar costs

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

In 2004, the Predecessor engaged in restructuring activity in Europe to respond to declining European product demand and continued weakness in the European economy. The Predecessor recognized expense of $1.1 million in the eleven months ended November 2004 with the Successor recapturing $0.5 million of that expense in December 2004. These transactions resulted in a $0.9 million unpaid balance at December 31, 2004.

See our further discussion of restructuring activity in Note 10 to the consolidated financial statements.

Impairment of long-lived assets

Impairment of long-lived assets that management deemed no longer useful totaled $2.2 million in 2004. There was no comparable impairment of long-lived assets in 2003.

Other income/expense

Other income / expense changed to $2.8 million in expense in the year ended December 31, 2004 from $0.6 million in income in the year ended December 31, 2003. This change primarily reflects fluctuations in foreign exchange gains/losses.

Income before interest and taxes

Income before interest and taxes decreased to $15.7 million in the year ended December 31, 2004 from $20.0 million in the year ended December 31, 2003. This decrease was primarily due to a segment income decrease of $10.6 million in North American furnishings income before interest and taxes (hereafter “segment income”), which was partially offset by a $4.0 million increase in North American industrial fabrics, a $1.9 million increase in Europe and a $2.3 million increase in Brazil.

North America furnishings segment income decreased to $29.0 million in the year ended December 31, 2004 from $39.6 million in the year ended December 31, 2003 due to delays in passing along the rapidly increasing raw material prices, particularly to our furniture and bedding customers, and $3.8 million higher post-retirement and other benefit costs. Partially offsetting the decrease in furnishings profitability was the additional income from higher carpet backing volumes.

North America industrial fabrics segment loss decreased to an $8.7 million loss in the year ended December 31, 2004 from a $12.7 million loss in the year ended December 31, 2003, primarily due to an improvement in geotextile volumes and partially offset by rising polypropylene prices that outpaced our increases in product pricing during the period. The North American industrial fabrics segment continues to experience significant competition domestically, with certain product lines also experiencing the threat of substitution by natural materials, which are not subject to petroleum-related price volatility, as well as offshore competition.

Europe segment losses narrowed to $1.0 million in the year ended December 31, 2004 from $2.9 million in the year ended December 31, 2003. In addition to an increase in volumes, performance improved due to cost reductions resulting from restructuring efforts at our Gronau, Germany facility. Partially offsetting these cost reductions was a $0.6 million restructuring charge in 2004 pertaining to the German restructuring.

Brazil segment income increased to $6.4 million in the year ended December 31, 2004 from $4.1 million in the year ended December 31, 2003 reflecting both the significantly higher volumes resulting from our Curitiba, Brazil plant expansion and our improved product mix with a greater focus on higher margin products such as FIBCs and curtain fabrics. Local currency cost of sales increased primarily due to higher volumes, along with higher raw material costs and high inflation.

Australia and other segment income was $2.0 million in the year ended December 31, 2003. There was no comparable segment income for 2004 due to the closure of our Liverpool, Australia facility. After the Australia closure, income related to ongoing exports to Australia customers are included in the segment which manufactured and exported the product, the 2003 operating income primarily reflects a $2.8 million gain on the sale of the land and buildings associated with our Australian operations.

The LIFO inventory adjustment decreased to $5.9 million in expense for the year ended December 31, 2004 from $7.1 million in expense in the year ended December 31, 2003. The parent company overhead expense allocations to the Predecessor increased to $4.1 million in 2004 from $3.0 million in 2003. These allocations related to the former parent’s management overhead costs, primarily in Chicago and London.

Interest expense, net

Interest expense, net increased to $7.4 million in 2004 from $5.4 million in 2003. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the acquisition as part of the December 1, 2004 stock purchase agreement. Beginning December 1, 2004, interest expense was principally related to the senior credit facility and the 10% Senior Notes due 2012.

Income taxes

The provision for income taxes decreased to $3.3 million in the year ended December 31,2004 from $5.5 million in the year ended December 31, 2003 due to lower operating income and higher interest expense.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures, tax payments, debt payments or debt retirement, and future acquisition integration activity costs. Our forecasted capital spending for 2006 is approximately $15.0-$20.0 million with $8.4 million relating to ongoing operations and the balance pertaining to acquisition integration expenditures. We believe we have adequate liquidity to meet these cash needs. We may use excess cash balances to repay or retire debt. We finance these cash requirements through cash generated from operations and funds borrowed from our revolving credit facility. As of December 31, 2005, we had no borrowings from our revolving credit facility.

Net working capital is comprised of current assets, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $196.8 million at December 31, 2005 compared to net working capital of

$170.0 million at December 31, 2004. The change in working capital in 2005 is primarily attributable to changes in three accounts: cash, inventory and accounts payable. Cash and cash equivalents increased by $34.2 million due to cash flow generated by the business. Inventory increased $3.9 million due to higher finished goods inventory value because of larger inventory quantities and higher raw material costs. Partially offsetting the increase in working capital, accounts payable increased $11.4 million primarily due to extending payment terms from our suppliers.

At December 31, 2005, net working capital includes $58.3 million of cash and cash equivalents.

We generated cash from operations of $48.3 million in the year ended December 31, 2005 compared to $24.1 million in the year ended December 31, 2004. The improved cash from operations is primarily due to higher profitability increased payment terms from our suppliers.

We used cash from investing activities of $7.9 million in the year ended December 31, 2005 compared to $338.3 million in the year ended December 31, 2004. The 2004 investing activities were primarily related to the acquisition from BP. Capital expenditures increased to $7.9 million in the year ended December 31, 2005 from $5.5 million in the year ended December 31, 2004.

We used cash from financing activities of $6.0 million for the year ended December 31, 2005 compared to cash provided of $367.6 million in the year ended December 31, 2004. The 2004 financing activities were primarily related to the acquisition from BP. During 2004, $360.0 million of the cash flows from financing activities related to the acquisition from BP as follows: $115.0 million in proceeds from the new credit facility, $150 million 10% Senior Notes due 2012, $70.0 million in common stock issuance and $25.0 million in Propex Fabrics Holdings Inc. junior notes payable to BP that were contributed to us by our parent. All of this financing activity was consummated as part of the acquisition from BP. This cash from financing activities was used to fund the $340.0 million purchase price plus $20.0 million in related transaction costs.

Our credit arrangements with BP were cancelled concurrently with the closing of the acquisition from BP. We replaced our affiliate credit arrangements with the senior credit facilities described below.

10% Senior Notes due 2012

On December 1, 2004, we issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, the subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. We used the proceeds from the issuance of the 10% Senior Notes to finance a portion of the acquisition from BP.

Senior Credit Facility

On January 31, 2006, we entered into a new credit agreement to refinance our credit facility and to raise additional funds for the SI acquisition (as discussed in the Part I. Item 1. Business Description). The new credit agreement provides for a $360 million senior credit facility, comprised of a $260 million term loan facility, a $50 million revolving credit facility and a $50 million bridge loan facility. Similar to the prior credit facility, the new credit facility is guaranteed by Propex Fabrics Holdings Inc., our parent corporation, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66% of the capital stock of our foreign subsidiaries. This facility provided under the new credit facility replaces the facility provided under the prior credit agreement dated as of December 1, 2004. The initial use of funds from the new credit facility are as follows: $198.7 million in partial payment toward the SI acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the prior credit facility and $6.1 million in related transaction costs.

The prior credit agreement was entered into with a syndicate of lenders on December 1, 2004. The prior credit agreement provided for a $110.0 million senior term loan and a $65.0 million revolving line of credit, which had a $104.5 million balance outstanding on the term loan and no balance on the revolving line of credit as of December 31, 2005. The credit facility also included a sublimit of $20.0 million for the issuance of letters of credit, of which $0.5 million was issued and outstanding as of December 31, 2005. Our prior credit agreement limited the declaration of dividends to repayment of debt, intercompany loans, and for buybacks of parent company stock.

Contractual Obligations

The following is a summary of our contractual cash obligations as of December 31, 2005:

	Years 1-2	Years 3-4	Years 5-6	Year 7 and after	Total
	(Unaudited in millions)
Loans under our credit facility	$11.0	$16.5	$77.0	$0.0	$104.5
Operating leases	4.0	2.0	0.4	—	$6.4
Pension and postretirement obligations(1)	9.4	N/A	N/A	N/A	$9.4
Senior notes	—	—	—	150.0	$150.0

Total contractual cash obligations	$24.4	$18.5	$77.4	$150.0	$270.3

(1)	It is not possible to forecast our pension and postretirement benefit funding requirements past 2006 due to inherent uncertainty.

N/A: Not available

At year-end, we had two U.S. supply contracts where the minimum contracted volumes are less than 50 percent of our U.S. polypropylene raw material needs. Pricing under these contracts is determined by monthly negotiations about the current market pricing. Given the extreme volatility in the market prices for polypropylene, we have not included an estimated value for our minimum contractual polypropylene raw material purchases in the above table. Assuming the average 2005 polypropylene cost, the annual contracted minimum polypropylene cost would equal $82.0 million. Unless extended by mutual agreement, these contracts are scheduled to expire at year-end 2006, although one of the contracts can be terminated at any time with 90 days advance notice.

In Europe, our polypropylene supply arrangements allow termination or revision to the intended supply volumes with minimal notice.

In Brazil, the Company has a one-year supply contract ending December 31, 2006 where the minimum volume commitment equals approximately 60% of Brazil’s projected needs; pricing is negotiated monthly based on market pricing.

Critical Accounting Policies

In preparing our financial statements in conformity with generally accepted accounting principles (“GAAP”), management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of intangibles, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting policies described below are the most important to the fair presentation of our financial condition and results of operations because they require management’s more significant judgments and estimates in the preparation of our consolidated financial statements.

Business combinations

The acquisition from BP was accounted for using the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards, “Business Combinations” (“SFAS No. 141”). Accordingly, our consolidated statement of operations includes our results beginning on December 1, 2004, the date of acquisition. The aggregate purchase price of the acquisition from BP was $349.3 million, including $340.0 million paid to the sellers and $9.3 million in transaction costs. This purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. Independent appraisals assisted in determining these fair values. We have finalized this allocation, and this report has been updated to reflect this final allocation.

On January 31, 2006, we acquired all the outstanding capital stock of SI Concrete Systems Corporation, a Delaware corporation and SI Geosolutions Corporation, a Delaware corporation for approximately $235.0 million, subject to certain price adjustments. The purchase price allocation for this SI acquisition is in process and will be part of future filings. Independent appraisals are being obtained to assist in determining the fair values of the assets acquired and liabilities assumed.

Pension and Postretirement Benefits

Retirement plan (pension and postretirement healthcare) obligations and costs are developed from actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates as summarized in Notes 11 and 12 of the consolidated financial statements. The Company evaluates and updates all of its assumptions annually on December 31, the actuarial measurement date. As of its most recent measurement date the Company reset its assumption for healthcare cost trend rates. These changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods, resulting in an increase in future service and interest costs.

The discount rate and healthcare cost trend rate assumptions are impacted by short-term changes in external economic factors and as result they can be volatile. The Company’s 2006 Retirement Plan costs have already been determined in connection with the December 31, 2005 measurement process. However, a change in either of these two assumptions could have an impact on the valuation of costs as of the Company’s next measurement date, December 31, 2006. The following information is provided to illustrate the sensitivity of these obligations and costs to changes in these major assumptions (in thousands).

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate
2006 Net periodic benefit costs
Pension	$3.8	$0.5	$	N/A
Postretirement healthcare	$0.5	$—		$—

2005 Benefit obligations
Pension	$111.2	$12.9	$	N/A
Postretirement healthcare	$4.8	$0.6		$0.4

This information should not be viewed as predictive of future amounts. The calculation of Retirement Plan obligations and costs is based on many factors in addition to those discussed here. This information should be considered in combination with the information provided in Notes 11 and 12 to the consolidated financial statements.

Allowance for doubtful accounts

Management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual losses for uncollectible accounts have generally been consistent with management’s estimates. However, deteriorating financial conditions of key customers or a significant slowing of the economy could have a material negative impact on our ability to collect on accounts, in which case additional allowances may be required. Our allowance for doubtful accounts decreased to $2.8 million at December 31, 2005 from $3.9 million at December 31, 2004 due primarily to the write-off of the accounts receivable balances for two customers, which had been provided for within the reserve in 2004 and which had caused our 2004 allowance for doubtful accounts to be higher than usual.

Impairment of long-lived assets

We assess all our long-lived assets, including intangibles, for impairment whenever events or circumstances indicate the carrying value may not be recoverable. Management assesses whether there has been impairment by comparing estimated undiscounted future cash flows from operating activities with the carrying value of the asset. The factors considered by management in this assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. If impairment is deemed to exist, management records an impairment charge equal to the excess of the carrying value over the fair value of the impaired assets.

At December 31, 2005, management’s decision to relocate the Austell, Georgia headquarters and research and development-scale manufacturing equipment triggered an impairment analysis of these assets and resulted in a $5.9 million impairment charge. In evaluating ways to increase profitability, management decided it would be more economical to lease smaller office facilities and to relocate the research and development-scale manufacturing equipment to our plant locations. The $5.9 million impairment charge is comprised of a $0.9 million charge related to the Austell real property and a $5.0 million charge related to small-scale manufacturing equipment and software. $4.5 million of this impairment was allocated to the North American furnishings segment, and $1.4 million was allocated to the North American industrial fabrics segment. The real property has been impaired to reflect management’s current best estimate of the net realizable value from the sale of the property. The remaining impairment primarily reflects the decision to dispose of rather than relocate a significant portion of the research and development-scale manufacturing assets because of the high cost associated with relocating such assets.

Impairment of goodwill and indefinite-lived intangibles

We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis by comparing the fair value of our reporting units to their carrying values. Fair value is determined by the assessment of future discounted cash flows. Additionally, intangibles are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.

During 2005, certain U.S. carpet industry restructuring activities, wherein Shaw Industries and Mohawk Industries back integrated into carpet backing manufacturing, triggered an assessment of the Company’s customer relationship intangible asset and a $1.8 million impairment charge.

As part of the purchase accounting for the sale, which occurred on December 1, 2004, no goodwill was established on our balance sheet.

Income taxes

As of December 31, 2005, we had net operating loss carryforwards of approximately $54.0 million. As of December 31, 2005, $8.3 related to U.S. federal and state income taxes and $45.7 million related to Mexico, Germany and Hungary. A valuation allowance has been placed against the net deferred tax assets of the foreign subsidiaries. A full valuation allowance of $1.1 million has been placed against the U.S. foreign tax credit. The U.S. federal and state net operating loss carryforwards of $8.3 million will expire on various dates through 2015. The net operating loss carryforwards in Mexico of $9.2 million will expire on various dates through 2015; net operating loss carryforwards in Germany of $28.3 million do not expire. The net operating loss carryforwards in Hungary total $8.2 million; $6.9 million do not expire and $1.3 million expire in 2006. Hungary lost $4.4 million of net operating loss carryforwards due to expiration in 2005. Net operating loss carryforwards in Germany may be subject to limitation due to the ownership change that occurred December 1, 2004; there is a five-year forward-looking test period.

We do not provide for U.S. federal income taxes or benefits on the undistributed earnings or losses of our international subsidiaries because it is our intention to permanently reinvest earnings indefinitely. Should these earnings be distributed in the form of dividends, we would be subject to U.S. federal income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits.

Brazilian companies, including our Company, are permitted to pay interest on shareholders’ equity as an alternative form of payment of dividends to our shareholders. These payments may be deducted when calculating Brazilian income tax and social contribution tax. For U.S. GAAP purposes, these payments are treated as dividends. On December 30, 2005, our Brazilian subsidiary declared and initiated a payment of interest on shareholders’ equity, which was subjected to a 15% Brazilian withholding tax. We took a deduction for the interest and withheld taxes in 2005. However, the subsequent cash payment to the U.S. did not occur until January 2006. At year-end 2005, a dividend receivable was recorded on the U.S. GAAP balance sheet, but the dividend income will be deferred and included in 2006 taxable income for U.S. tax reporting purposes. A deferred tax liability has been recorded on such dividend income, and a deferred tax asset has been recorded for the corresponding foreign tax credit generated by the dividend. Given our expected accumulated foreign loss position (for U.S. tax purposes), a valuation allowance has been placed against the deferred tax asset.

The American Jobs Creation Act, signed into law in October 2004, provided us an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. We evaluated the effects of the Act and determined that the benefits would have been immaterial.

Litigation and contingent liabilities

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, we may occasionally resort to litigation or make claims in order to enforce or protect our property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, we believe that, taking into account the indemnification by BP Amoco Chemical Holding Company in connection with the acquisition from BP and our current insurance coverage, none of the legal proceedings in which we are currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. See “Item 3. Legal Proceedings” and Note 16 to our consolidated financial statements included in this report for further discussion of legal proceedings.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. At present, we do not utilize any derivative instruments to manage these risks. However, our new credit agreement, dated January 31, 2006, requires us to utilize interest rate hedging instruments in the future to fix or limit our interest rate for a percentage of our outstanding indebtedness over the initial three years of the credit facility.

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

Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Extreme weather conditions such as the 2005 hurricanes affecting the U.S. Gulf Coast, can adversely affect our ability to supply products to our customers and negatively impact the availability of polypropylene for certain time periods. In the past, our long-term relationships with a broad base of suppliers has enabled us to obtain all our needed polypropylene supply, even during the aftermath of the 2005 U.S. Gulf Coast hurricanes; however there may be future situations when we may not be able to do so. We currently have established relationships with multiple polypropylene suppliers for all our expected raw material needs, where most pricing is determined by monthly negotiations about market pricing.

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

Interest rate risk. We have incurred a significant amount of debt in connection with the BP and SI acquisitions, with a portion being at variable rates. Of our total long-term debt of approximately $244.8 million, approximately $150.0 million bears interest at a fixed rate and the remaining debt bears interest at variable rates. A hypothetical 10% increase or decrease in the applicable interest rates as of December 31, 2005 would change the annual interest expense on our variable rate debt by $0.7 million.

On January 31, 2006, we refinanced our credit facility to finance a portion of the SI acquisition. On January 31, 2006, we had $460 million of debt where $310.0 million or 67% of the debt carried a floating interest rate. The new credit agreement contains an interest rate protection clause where before May 1, 2006, we are required to enter into an interest rate hedging agreement to fix or limit the interest rate on at least 50% of the consolidated outstanding debt for the initial three years of the new credit facility. We have not yet entered into this interest rate hedging agreement.

Seasonality. We have historically experienced, and expect to continue to experience, seasonal and quarterly fluctuations in net revenue and operating income. Homebuilding, civil engineering projects and the agricultural cycle all are subject to seasonal influences, characterized by strong sales for the spring and summer months. Pre-season inventory builds along with strong sales during this period combine to favorably impact the first and second quarter results. In addition, our European operations typically experience lower third quarter sales due to the traditional late-summer holiday.

Taxes. We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income and changes in law.

Inflation. Inflation can affect the costs of goods and services we use. In the more mature economies in which we operate, from either a manufacturing or sales viewpoint, we have experienced relatively low price inflation in recent years. In more emerging economies, such as Brazil and Hungary, we experience more moderate inflation, but in a lower cost environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Propex Fabrics Inc.

We have audited the accompanying consolidated balance sheets of Propex Fabrics Inc. and Subsidiaries (“the Company”) as of December 31, 2005 and December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows of the Company for the year ended December 31, 2005, for the period from inception (December 1, 2004) through December 31, 2004 (Successor), and of the combined statements of income, changes in stockholders’ equity and cash flows for the period from January 1, 2004 through November 30, 2004 and for the year ended December 31, 2003 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propex Fabrics Inc. and Subsidiaries at December 31, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, for the period from inception (December 1, 2004) through December 31, 2004, and the combined results of the Predecessor’s operations and cash flows for the period from January 1, 2004 through November 30, 2004 and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Chicago, Illinois

March 17, 2006

Propex Fabrics Inc.

Consolidated Balance Sheets

(In Millions)

	December 31, 2005	December 31, 2004
Assets:
Current assets:
Cash and cash equivalents	$58.3	$24.1
Accounts receivable, net (Note 3)	92.6	92.6
Inventories, net (Note 4)	94.6	90.7
Deferred income taxes (Note 14)	3.5	2.0
Prepaid expenses and other current assets	9.3	9.9
Assets held for sale (Note 6)	5.0	6.0

Total current assets	263.3	225.3
Other assets:
Intangible assets, net (Note 7)	8.4	14.2
Deferred income taxes (Note 14)	15.8	23.4
Other non-current assets (Note 8)	12.9	13.9

	37.1	51.5
Property, plant and equipment, net (Note 5)	186.0	199.7

Total assets	$486.4	$476.5

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable (Note 9)	$42.5	$31.1
Accrued liabilities (Note 9)	19.1	18.1
Current portion of debt and accrued interest	11.1	7.0
Restructuring and other similar costs (Note 10)	1.7	0.9
Other current liabilities	3.2	5.2

Total current liabilities	77.6	62.3
Debt, less current portion (Note 15)	244.8	254.5
Deferred income taxes (Note 14)	8.6	7.7
Accrued pension and other postretirement benefit liabilities (Notes 11 and 12)	52.5	59.3
Other non-current liabilities	1.1	0.5

	307.0	322.0
Stockholders’ equity:
Common stock (10 authorized, issued and outstanding at December 31, 2005 and 2004)	—	—
Paid in capital	95.2	95.0
Retained earnings (deficit)	8.8	(4.7)
Accumulated other comprehensive income (loss)	(2.2)	1.9

Total stockholders’ equity	101.8	92.2

Total liabilities and stockholders’ equity	$486.4	$476.5

The accompanying notes are in integral part of these financial statements

Propex Fabrics Inc.

Consolidated and Combined Statements of Income

(In Millions)

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven Months ended November 30, 2004	Year ended December 31, 2003
Net revenue	$655.5	$43.4	$566.2	$522.3
Cost of sales	547.7	45.0	495.9	454.5

Gross profit (loss)	107.8	(1.6)	70.3	67.8
Operating expenses:
Selling, general and administrative	60.2	3.5	43.9	50.3
Pension curtailment gain (Note 11)	(6.0)	—	—	—
Restructuring and similar costs (credits) (Note 10)	1.3	(0.5)	1.1	(1.9)
Impairment of long-lived assets (Note 6)	5.9	—	2.2	—

Operating income (loss)	46.4	(4.6)	23.1	19.4
Other (income) expense	0.3	0.4	2.4	(0.6)

Income (loss) before interest and income taxes	46.1	(5.0)	20.7	20.0
Interest expense, net	21.9	1.8	5.6	5.4

Income (loss) before income taxes	24.2	(6.8)	15.1	14.6
Income tax provision (benefit) (Note 14)	10.2	(2.1)	5.3	5.5

Net income (loss)	$14.0	$(4.7)	$9.8	$9.1

The accompanying notes are an integral part of these financial statements

Propex Fabrics Inc.

Consolidated and Combined Statements of Changes in Stockholders’ Equity

(In Millions)

	Parent Company Investment	Common Stock	Paid in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
Predecessor balance at December 31, 2002	$132.9	$—	$—	$—	$(34.0)	$98.9
Comprehensive income (loss):
Net income	9.1	—	—	—	—	9.1
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	5.4	5.4
Minimum pension liability, net of $1.1 tax benefit	—	—	—	—	(1.8)	(1.8)

Comprehensive income	—	—	—	—	—	$12.7
Net settlements with parent	(18.5)	—	—	—	—	(18.5)

Predecessor balance at December 31, 2003	$123.5	$—	$—	$—	$(30.4)	$93.1
Comprehensive income (loss):
Net income	9.8	—	—	—	—	9.8
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	4.4	4.4
Minimum pension liability, net of $0.6 tax expense	—	—	—	—	0.9	0.9

Comprehensive income	—	—	—	—	—	$15.1
Forgiveness of affiliate debt and accrued interest	11.9	—	—	—	—	11.9
Net settlements with parent	164.2	—	—	—	—	164.2

Predecessor balance at November 30, 2004	$309.4	$—	$—	$—	$(25.1)	$284.3

Initial contribution of capital	$—	$—	$95.0	$—	$—	$95.0
Comprehensive income (loss):
Net loss	—	—	—	(4.7)	—	(4.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	1.9	1.9

Comprehensive loss	—	—	—	—	—	$(2.8)

Balance at December 31, 2004	$—	$—	$95.0	$(4.7)	$1.9	$92.2
Comprehensive income (loss):
Net income (loss)	—	—	—	14.0	—	14.0
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(3.1)	(3.1)
Minimum pension liability					(1.0)	(1.0)

Comprehensive income	—	—	—	—	—	$9.9
Dividends	—	—	—	(0.5)	—	(0.5)
Restricted stock granted	—	—	0.2	—	—	0.2

Balance at December 31, 2005	$—	$—	$95.2	$8.8	$(2.2)	$101.8

The accompanying notes are an integral part of these financial statements

Propex Fabrics Inc.

Consolidated and Combined Statements of Cash Flows

(In Millions)

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
Cash flows from operating activities
Net income (loss)	$14.0	$(4.7)	$9.8	$9.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19.8	1.5	22.3	24.5
Non-cash interest on debt	1.7	1.5	—	0.5
Gain on sale of property, plant and equipment	—	—	(0.2)	(2.3)
Impairment of long-lived assets	5.9	—	2.2	—
Pension and postretirement benefit costs	1.5	0.7	5.6	12.0
Gain on pension curtailment	(6.0)	—	—	—
Deferred income taxes	9.0	(2.2)	(1.0)	(1.9)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(2.1)	21.1	(39.5)	(5.4)
Decrease (increase) in inventories, net	(5.4)	6.6	(4.9)	2.4
Decrease (increase) in prepaid expense and other current assets	(1.4)	(4.6)	(0.7)	(0.5)
(Decrease) increase in accounts payable	12.8	(3.1)	13.3	3.1
(Decrease) increase in accrued liabilities	1.2	(2.2)	0.9	(3.3)
(Decrease) increase in restructuring accruals	0.9	(0.8)	0.7	(1.9)
(Decrease) increase in other current liabilities	(3.6)	(1.0)	2.8	(9.4)

Net cash provided by operating activities	48.3	12.8	11.3	26.9

Cash flows from investing activities
Capital expenditures	(7.9)	(0.2)	(5.3)	(12.0)
Proceeds from sale of property, plant and equipment	—	—	0.3	5.9
Acquisition of business	—	(333.1)	—	—

Net cash used in investing activities	(7.9)	(333.3)	(5.0)	(6.1)

Cash flows from financing activities
Net receipts from (payments to) parent company	—	95.0	164.2	(18.5)
Debt issuance costs	—	(10.3)	—	—
Proceeds from issuance of debt	—	265.0	—	—
Net payments of long-term debt principal	(5.5)	(5.0)	—	—
Net payments of affiliate debt	—	—	(141.3)	(4.2)
Dividends	(0.5)	—	—	—

Net cash provided by (used in) financing activities	(6.0)	344.7	22.9	(22.7)
Effect of changes in foreign exchange rates on cash and cash equivalents	(0.2)	(0.1)	(0.8)	0.1

Change in cash and cash equivalents	34.2	24.1	28.4	(1.8)
Cash and cash equivalents—Beginning of period	$24.1	$—	$6.6	$8.4

Cash and cash equivalents—End of period	$58.3	$24.1	$35.0	$6.6

Supplemental disclosures of cash flow information:
Cash payments of interest	$21.6	$0.3	$6.3	$5.9
Cash payments of taxes	$1.6	$0.2	$4.4	$4.9

The accompanying notes are an integral part of these financial statements

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Fabrics Inc. (the “Company” or the “Successor”), formerly Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business” or the “Predecessor”), is the world’s largest independent producer of primary and secondary carpet backing and a leading manufacturer and marketer of polypropylene synthetic fabrics used in a variety of other industrial applications such as geotextile end-uses, fabric bags/containers, and protective coverings. The Company has been engaged in the textile industry since 1884 and was wholly-owned by its former parent company BP p.l.c. (“BP”) until November 30, 2004.

On December 1, 2004, the Company acquired the Business from BP and became a stand-alone company. The details of this acquisition are discussed further in Note 2 to the consolidated financial statements. The consolidated financial statements of the Company included herein reflect the accounts of the Company subsequent to the acquisition on December 1, 2004. The financial statements of the Predecessor are presented for comparative purposes and include the combined historical statements of the Business through the date of its acquisition by Propex Fabrics Inc. on December 1, 2004.

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

Successor

Subsequent to the acquisition on December 1, 2004, the consolidated financial statements of the Company, including the wholly-owned and majority-owned foreign subsidiaries, are prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

For stock-based compensation effected prior to December 31, 2005, the Company accounts for stock-based compensation using the minimum value method as prescribed under SFAS No. 123 and provides the disclosure-only provisions of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment to FASB No. 123” (“SFAS No. 148”), providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method.

Amounts related to the 2005 stock option awards were not material and therefore, disclosure of pro forma effects has been omitted.

The weighted average fair value per option at the date of grant for options issued in 2005 was $19.14. The fair value of each option grant is estimated on the date of grant using the minimum value methodology, which permits using a nominal volatility factor assumption, with the following weighted average assumptions by grant year.

Risk-free interest rate	4.25%
Expected dividend yield	0%
Expected volatility factor	0%
Expected option term (in years)	5

Earnings Per Share Data

Because Propex Fabrics Inc. is a wholly-owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings per common share data is excluded from presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures in the notes to the consolidated/combined financial statements. Actual results could differ from the estimates and assumptions used.

Cash and Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to estimated losses that will be incurred in the collection of the receivables. Estimated losses are based on historical collection experience, as well as a review by management of the current status of all receivables.

Inventories

Inventories are stated at the lower of cost or market value. Beginning December 1, 2004, all work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally, except for Brazil (representing $5.3 million and $5.8 million in inventory at December 31, 2005 and 2004, respectively), which uses the average cost method. All raw materials, storehouse stock, process material, and packaging inventories are carried at actual cost.

Predecessor: Prior to December 1, 2004, cost was determined using the last in first out (LIFO) method for substantially all domestically held raw materials, work in process, and finished goods. For the non-U.S. operations except Brazil, cost was determined using the first in, first out (FIFO) method. For Brazil, cost was determined using the average cost method. Storehouse stock, process material, and packaging inventories were carried at average cost.

Property, Plant and Equipment

Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the depreciable assets, as follows:

Land	None
Buildings	40 years
Machinery and equipment	10 to 20 years
Other assets	2 to 20 years

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

Impairment of Long-Lived Assets

Long-lived assets subject to amortization are reviewed for impairment annually or more frequently when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If the carrying amount of the asset or asset group exceeds the expected undiscounted cash flows of the asset or asset group, an impairment charge is recognized in operating income or loss equal to the amount by which the carrying amount exceeds the estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

The Company evaluated its long-lived assets for impairment as of December 31, 2005 and determined that based on management’s decision to exit and sell the Austell headquarters facility, the facility was impaired by 0.9 million, and the research and development-scale manufacturing assets located at the Austell facility, which are to be disposed of in connection with the sale of the facility, are impaired by $5.0 million. Refer to Note 6 to the consolidated financial statements for further discussion of these impairments.

Assets held for sale were $5.0 million and $6.0 million at December 31, 2005 and 2004, respectively, and consisted of land, valued at $1.0 million and $1.2 million at December 31, 2005 and 2004, respectively, and building and building improvements valued at $4.0 million and $4.8 million at December 31, 2005 and 2004, respectively.

Intangible Assets

Prior to the acquisition from BP, intangible assets consisted of goodwill and technology licenses. Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill is no longer amortized, and is instead subject to annual impairment tests with such impairment charges recorded in operating income or loss. Other intangible assets are also subject to annual impairment tests and are amortized over an estimate of their useful life. Such impairment tests may be performed more frequently if circumstances warrant.

Intangible assets created as a result of the acquisition have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which required their recognition at fair value as of the December 1, 2004 acquisition date with amortization to occur over their useful lives. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. The Company has completed the allocation of their fair value across assets and segments, and the final values are reflected in the consolidated financial statements.

The Company performed tests for impairment between annual tests if circumstances warrant. During 2005, the Company reduced the carrying amount of customer relationships by $0.4 million due to expected reductions in future revenue from Mohawk Industries, Inc. as a result of their Wayn-Tex acquisition and the future acquisition of the Company’s Roanoke, Alabama carpet backing plant and by $1.4 million due to expected reductions in future revenue from Shaw Industries as a result of their acquisition of SI Corporation’s Chickamauga, Georgia production facility.

Deferred Financing Costs

Deferred financing costs represent certain capitalizable costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest method. These capitalizable costs have been recorded within “Other assets” in the December 31, 2005 and 2004 balance sheets.

Parent Company Investment—Predecessor

The Predecessor financial statements include direct charges for certain BP provided services and allocations of BP's expenses for general corporate expenses, income taxes, and non-charged services provided by BP, which are discussed in Note 20 to the consolidated financial statements.

Stockholders’ Equity—Successor

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

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable in the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax return.

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

Beginning December 1, 2004, the Company is responsible for filing its own tax returns.

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

Pension and Other Postretirement Benefits

As the sponsor of its own pension and other postretirement benefit arrangements in place for its employees, the Company charges the cost of providing pensions to income on a systematic basis. Actuarial gains and losses are amortized over the average expected remaining service lives of current employees. Amounts accrued for both funded and unfunded pension and other postretirement benefit liabilities are included within “Accrued pension and other postretirement benefit liabilities” on the December 31, 2005 and 2004 balance sheets.

The pension and other postretirement benefit costs included in the statement of income of the Predecessor represent the costs specific to the benefit plans operated for employees of the Predecessor, calculated in accordance with accounting principles generally accepted in the United States using a combination of BP and Predecessor-specific assumptions.

Effective December 1, 2004 with the acquisition, certain changes were made to the German pension plan and U.S. postretirement benefit plan. These changes are discussed in Notes 11 and 12 to the consolidated financial statements. As part of accounting for the acquisition, the Company revalued all of the remaining pension and postretirement plans on December 1, 2004 in accordance with SFAS No. 141.

The Company has restructured its retirement compensation for its U.S salaried employees. In May 2005, the Board of Directors of Propex Fabrics Inc. approved in principle a curtailment in the Company’s U.S. Cash Value Retirement Plan (the “Cash Value Plan”) for salaried employees. In July, after finalizing the specific changes to be made to existing participants’ benefits, the Company amended its cash value plan to curtail earned benefits under such plan as of August 31, 2005. The Cash Value Plan was closed to new participants on June 10, 2005. The Company’s U.S. Cash Balance Retirement Plan for hourly employees was not changed, but that plan was also closed to new participants on June 10, 2005.

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

Cost of Sales

The Company classifies the costs of manufacturing and distributing its products as cost of sales. Manufacturing costs include variable costs, primarily raw materials and energy, direct operating labor in the U.S. and other expenses directly associated with production. Fixed manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics, repair and maintenance, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of sales.

Shipping and Handling Costs

Shipping and handling costs are included within cost of sales. The Company recognized shipping and handling costs of $20.9 million for the year ended December 31, 2005. The Predecessor recognized $20.3 million for the eleven months ended November 30, 2004 with the Successor incurring $1.4 million for the month of December 2004. The Predecessor incurred $15.4 million for the years ending December 31, 2003.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and are included in selling, general, and administrative expense. The Company recognized $0.2 million for the year ended December 31, 2005. Predecessor costs amounted to $0.5 million for the eleven months ending November 30, 2004 with the Successor recognizing $0.1 million for the month of December 2004. Predecessor costs were $0.8 million for the year ended December 31, 2003.

Research and Development Costs

Research and development costs are expensed as incurred and are included within selling, general, and administrative expense. The Company recognized research and development costs of $7.0 million for the year ended December 31, 2005. The Predecessor recognized $7.4 million for the eleven months ending November 30, 2004, and the Successor recognized $0.6 million in December 2004. The Predecessor recognized $7.2 million for the year ended December 31, 2003. The Company's research and development activities primarily involve providing technical support to manufacturing and customers. Research and development also develops new products and evolutionary improvements of existing products to better meet customer requirements.

Concentration of Credit Risk

Credit is extended by the Company based upon an evaluation of the customer's financial position, and generally collateral is not required.

The Company’s top ten customers collectively accounted for more than 50% of net sales in 2005. Two customers, Shaw and Mohawk, accounted for 31.1% and 31.7% of sales in 2005 and 2004, respectively. Sales to these two major customers represented approximately 28.1% and 20.3% of the outstanding trade accounts receivable balance as of December 31, 2005 and 2004, respectively.

Both Shaw and Mohawk made acquisitions in 2005 giving them the capability to produce their own carpet backing. Sales to these customers in 2006 are expected to be significantly lower.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables, and trade payables approximated fair values as of December 31, 2005 and 2004. On December 1, 2004, a portion of the purchase price was paid from borrowings under a new credit facility consisting of a $110.0 million senior term loan and a revolving line of credit of $65.0 million from BNP Paribas Securities Corporation. Both of these facilities have floating interest rates.

The fair value of the $150 million 10% senior notes (the Notes”) at December 31, 2005 was $136.7 million versus $153.9 million at December 31, 2004. The Notes are not traded on any exchange. However, an affiliate of BNP Paribas makes an informal market in the notes, and the fair value of this debt was determined based on the informal market price for the Notes on December 31, 2005 and 2004, respectively.

Fiscal Year

The Company adheres to a calendar fiscal year ending on December 31, however due to the acquisition, the 2004 fiscal year is treated separately between the Predecessor (January 1, 2004 to November 30, 2004) and Successor (December 1, 2004 to December 31, 2004). Additionally, quarterly reporting adheres to the calendar quarters ended March 31, June 30, and September 30.

Reclassifications

Certain prior period financial statement balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements and Guidance

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect SFAS No. 151 to have an impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment (“SFAS No. 123R”). This Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Statement requires the use of assumptions and judgments about future events and certain of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R will be effective for the annual reporting periods beginning after January 1, 2006 with respect to any future awards. SFAS No. 123R replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). The Company has not yet adopted this provision, but plans its adoption in 2006. Refer to Note 13 to the consolidated financial statements for stock compensation activity in 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”) as an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”). The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that are not expected to result in significant changes in the cash flows of the reporting entity. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 153, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”) and changes the reporting requirements for the accounting for and reporting of a voluntary change in accounting principle. APB No. 20 required that the cumulative effect of a change in accounting principle be recognized by including it in net income in the period of change. This Statement requires retrospective application to prior periods’ financial statements unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in the fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have an impact on its consolidated results of operations and financial condition.

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

The Company has finalized its purchase price allocation under the purchase method of accounting in accordance with the provision of SFAS No. 141. Management allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at that date (in millions):

Cash	$13.6
Accounts receivable, net	114.3
Inventory, net	96.5
Prepaids and other	5.7
Other long-term assets	4.1
Property, plant and equipment	205.1
Intangible assets	12.4
Deferred tax asset	20.3

Total assets acquired	$472.0

Accounts payable	$32.9
Accrued liabilities	24.0
Other current liabilities	3.8
Deferred tax liabilities	2.5
Other long-term liabilities	59.5

Total liabilities assumed	$122.7

Net assets acquired	$349.3

3. Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2005	December 31, 2004
	(In millions)
Trade accounts receivable, gross	$95.8	$97.0
Less:
Allowance for discounts and returns	(0.4)	(0.5)
Allowance for doubtful accounts	(2.8)	(3.9)

Accounts receivable, net	$92.6	$92.6

4. Inventories

Inventories consist of the following:

	December 31, 2005	December 31, 2004
	(In millions)
Raw materials	$13.0	$15.0
Work in process	20.3	24.0
Finished goods	53.6	44.8

	86.9	83.8
Storehouse stock and other	7.7	6.9

Total inventories, net	$94.6	$90.7

Inventory balances are shown net of reserves for obsolescence of $1.4 million at December 31, 2005 and zero at December 31, 2004.

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
	(In millions)
Land	$13.5	$14.0
Buildings and land improvements	63.3	65.8
Machinery, equipment and other	120.2	119.0
Construction in progress	3.1	2.1

Total property, plant and equipment	200.1	200.9
Less: Accumulated depreciation	(14.1)	(1.2)

Property, plant and equipment, net	$186.0	$199.7

At December 31, 2005, management’s decision to relocate the Austell, Georgia headquarters and research and development-scale manufacturing equipment triggered an impairment analysis of these assets and resulted in a $5.9 million impairment charge related to the land, building and building improvements and research and development-scale manufacturing equipment, which would be disposed of rather than relocated. In evaluating ways to increase profitability, management decided it would be more economical to lease smaller office facilities and to relocate the research and development-scale manufacturing equipment to our plant locations. The $5.9 million impairment charge is comprised of a $0.9 million charge related to the Austell real property and a $5.0 million charge related to small-scale manufacturing equipment and software. The real property has been impaired to reflect management’s current best estimate of the net realizable value from the sale of the property. The remaining impairment primarily reflects the decision to dispose of rather than relocate a significant portion of the research and development scale manufacturing assets because of the high costs associated with relocating such assets.

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

6. Assets Held for Sale

With the transition to a stand-alone business, we have scrutinized our operating needs and identified ways to increase profitability. During the fourth quarter of 2005, management decided it would be more economical to lease smaller office facilities and to relocate the research and development-scale manufacturing equipment to our plant locations. In addition, selling the building would generate significant cash for the business as well as generate operating expense savings. We believe the relocation will occur no later than the end of fourth quarter 2006.

On December 31, 2005, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the Austell facility was adjusted to its fair value less costs to sell, amounting to $5 million, which was determined based on quoted market prices of similar assets. The resulting $5.9 million impairment loss, comprised of $0.9 million related to the Austell facility and $5.0 million related to the Austell research and development-scale manufacturing assets and software, has been recorded as a separate line item (Impairment of Long-lived Assets) in the statement of income. The carrying value of the Austell facility, which is held for sale is separately presented in the “Long-lived Assets Held for Sale” caption in the balance sheet and is comprised of land valued at $1.0 million and $1.2 million at December 31, 2005 and 2004, respectively, and building and improvements of $4.0 million and $4.8 million at December 31, 2005 and 2004, respectively.

7. Goodwill and Intangible Assets

The following is a brief description of the types of intangibles identified as a result of the acquisition from BP with estimated useful lives as of the December 1, 2004 closing date:

Customer relationships. The Company has developed a number of long-standing customer relationships that have a probability of continuing into the future. Such relationships have an expected remaining life of 20 years.

In 2005, the Company reduced the carrying amount of customer relationships by $0.4 million due to expected permanent reductions in future sales to Mohawk Industries, Inc. as a result of their Wayn-Tex acquisition and future acquisition of the Company’s Roanoke, Alabama carpet backing plant, and by $1.4 million due to reductions in future sales to Shaw Industries as a result of their acquisition of SI Corporation’s Chickamauga, Georgia production facility. These impairments are recorded within selling, general and administrative expenses for North America furnishings.

Patents. The Company has assigned value to two of its patented innovations, Matrix® and LOCBAC XP®. These patented technologies are used in the manufacturing of carpet backing and have been assigned an expected life of approximately 15 years. As discussed in Note 19 to the consolidated financial statements for subsequent events, the Company has sold its Roanoke, Alabama assets, including inventories and the LOCBAC XP® technology to Aladdin Manufacturing Corporation. At December 31, 2005, the LOCBAC XP® technology had a value of $0.3 million.

BP non-compete agreement. BP and its successors have agreed not to reenter this industry and compete with the Company. BP is currently one of the largest manufacturers of polypropylene, but this agreement bars it from competing in the Company’s lines of business. A 5-year expected life is assigned to this intangible asset.

Intangibles consist of the following as of December 31, 2005:

	December 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(In millions)
Intangible assets
Customer relationships	$3.3	$(1.9)	$3.9	$—
Software licenses	1.2	(0.1)	—	—
Patents	0.3	(0.1)	0.4	—
BP non-compete agreement	7.6	(1.9)	9.0	(0.1)
Employment agreement	1.1	(1.1)	1.1	(0.1)

Total intangible assets	$13.5	$(5.1)	$14.4	$(0.2)

Amortization of intangibles totaled $4.9 million for the year ended December 31, 2005 and $0.2 million for the year ended December 31, 2004, $0.2 million for the month ended December 2004, nil for the eleven months ended November 30, 2004, and $0.1 million and nil for the year ended December 31, 2003. 2005 amortization included $1.8 million in impairment charges related to the customer relationships intangible asset. The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five years and thereafter:

(In millions)
2006	$1.9
2007	1.8
2008	1.8
2009	1.6
2010	0.2
Thereafter	1.1

Total	$8.4

Prior to the acquisition from BP on December 1, 2004, indefinite-lived intangible assets consisted of goodwill associated with the acquisition of Phillips Fibers Company in 1993. Finite-lived intangible assets also consisted of a technology license purchased by the Predecessor’s Germany location. The technology license had a 15-year economic life and was being amortized on a straight-line basis.

8. Other Non-Current Assets

Other non-current assets consist of the following:

	Useful Life	December 31, 2005 2004
	(In millions)
Notes receivable	N/A	$—	$0.5
Deferred financing costs	7-8 years	10.8	10.8
Software	5 years	—	2.6
BP environment indemnity receivable		1.1	—
Other	N/A	2.2	0.2
Less: accumulated amortization		(1.2)	(0.2)

Other non-current assets, net		$12.9	$13.9

9. Accrued Liabilities

Accrued liabilities are as follows:

	December 31,
	2005	2004
	(In millions)
Accrued salaries and wages	$16.1	$12.9
Other	3.0	5.2

Accrued liabilities	$19.1	$18.1

10. Restructuring and Other Similar Costs

In 2003, the Predecessor restructured the management oversight of its Seneca plant, thereby reducing its management personnel. Additionally, the operations of the plant’s manufacturing processes were streamlined, enabling a reduction in its production personnel. This restructuring was completed by September 2003, and resulted in a pre-tax charge of $0.9 million for the year ended December 31, 2003, which was comprised of severance related costs for approximately 20 employees. In addition, the Company ceased manufacturing operations at its Sydney, Australia plant in 2002 and subsequently sold the plant in 2003. The sale of the land and buildings generated a net pre-tax credit to income of $2.8 million for the year ended December 31, 2003.

In 2004, the Predecessor engaged in restructuring activity in Europe to respond to declining European product demand and continued weakness in the European economy. The Predecessor recognized expense of $1.1 million in the eleven months ended November 2004 with the Successor recapturing $0.5 million of that expense in December 2004. These transactions resulted in a $0.9 million unpaid balance at December 31, 2004.

On June 20, 2005, a fully executed Separation Agreement and Mutual General Release of Claims, dated as of June 1, 2005 among the Company, Propex Fabrics Holdings Inc., the Company’s parent company, and Bradford T. Mortimer, the Company's former President and Chief Executive Officer, was delivered to the Company. The Agreement provides for severance and a partial year 2005 bonus of $1.1 million, both of which were paid in 2005 and are included in selling, general and administrative expenses for the year.

On November 28, 2005, Propex Fabrics GmbH, a subsidiary of Propex Fabrics Inc., agreed with the local Works Council to a restructuring program for its Gronau, Germany production facility. Severance and other termination benefits of $1.3 million were recorded in the fourth quarter of 2005. This restructuring will eliminate excess capacity and reduce costs in response to lower European sales demand. The program will reduce the production schedule to five days per week from seven days per week, thereby eliminating the weekend production shift.

In February 2006, Propex Fabrics GmbH completed the transition to a five days per week production schedule. In changing to a five days per week schedule, the workforce has been reduced by approximately 50 employees.

The charges for restructuring and other similar costs consist of the following:

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(In millions)
Employee severance and exit costs accrued	$1.3	$(0.5)	$1.1	$0.9
Gain on sale of land and building	—	—	—	(2.8)

Restructuring and other similar costs per the consolidated/combined statement of operations	$1.3	$(0.5)	$1.1	$(1.9)

Restructuring accruals are summarized as follows:

	December 31,
	2005	2004
Balance at beginning of period	$0.9	$0.9
Cash payments	(0.5)	(0.6)
Accrual for new committed / announced program	1.3	1.1
Excess accrual reversal	—	(0.5)

Balance at end of period	$1.7	$0.9

11. Pension Benefits

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

In 2005, the Company has restructured its retirement compensation for its U.S. salaried employees. In May 2005, the Company’s Board of Directors approved in principle a curtailment in the Company’s U.S. Cash Value Retirement Plan (the “Cash Value Plan”) for salaried employees. In July, after finalizing the specific changes to be made to existing participants’ benefits, the Company amended its cash value plan to curtail earned benefits under such plan as of August 31, 2005. The Cash Value Plan was closed to new participants on June 10, 2005. The Company’s U.S. Cash Balance Retirement Plan for hourly employees was not changed, but that plan was also closed to new participants on June 10, 2005.

The Company performed an actuarial remeasurement of the U.S. Cash Value Retirement Plan as of the curtailment date and recognized a gain of $7.0 million as a result of the reduction in projected benefit obligation. Additionally, the Company recalculated periodic pension cost at the date of the curtailment. As a result, the Company recorded a loss during the quarter of $1.0 million due primarily to reducing the discount rate from 5.75% to 5.5% to reflect current interest rates and align the rate with the shortened period of anticipated benefit payments. The net effect of these two events resulted in a net curtailment gain of $6.0 million.

The Board of Directors also approved an enhancement to the Company’s 401(k) plan for salaried employees in the U.S. Beginning September 1, 2005, U.S. salaried employee participants receive a 100% match from the Company on the contributions they make up to 6% of pay, as pay is defined in the 401(k) plan. This provides a maximum employer match of 6% of pay. Previously, the Company matched 50% of participant contributions up to 6%, a maximum of 3% of pay. The Company paid $1.0 million in matching 401(k) contributions in the year ended December 31, 2005. For U.S. hourly employees, participants continued to receive a 50% match on participant contributions up to 3%.

The weighted-average assumptions used in calculating the pension obligations as of December 31 (the measurement date), and related net periodic benefit costs were as follows:

								Predecessor (Note 1)
	Year ended December 31,				Month ended December 31,			Eleven months ended November 30,		Year ended December 31,
	2005 U.S.		2005 Brazil	2005 Germany	2004 U.S.	2004 Brazil	2004 Germany	2004 U.S.	2004 Germany	2003 U.S.	2003 Germany
Used to determine benefit obligations:
Discount rate	5.875%		5.00%	4.25%	5.75%	6.00%	5.00%	6.00%	5.50%	6.00%	5.75%
Future salary increases	4.00	(1)	2.00	2.50	4.00	2.00	2.50	4.00	2.50	4.00	2.50
Used to determine net periodic benefit cost:
Discount rate	5.75%		6.00%	4.25%	5.75%	6.00%	5.50%	6.00%	5.50%	6.75%	6.00%
Expected return on assets	8.00		6.00	N/A	8.00	6.00	N/A	8.00	N/A	8.00	N/A
Compensation increase	4.00	(1)	2.00	2.50	4.00	2.00	2.50	4.00	2.50	4.00	2.00

(1)	Applicable to U.S. Cash Balance Retirement Plan. For the curtailed U.S. Cash Value Retirement Plan, the compensation increase assumption is not relevant.

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

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Change in pension obligation
Projected benefit at beginning of period	$120.3	$141.6	$135.2	$116.6
Purchase accounting adjustments—BP retained liabilities	—	(21.8)	—	—
Service cost	3.3	0.3	3.2	3.2
Interest cost	6.3	0.6	7.0	7.6
Benefits paid	(10.3)	(0.9)	(7.4)	(9.6)
Plan amendments	—	—	—	0.8
Curtailment gain	(7.0)	—	—	—
Loss on settlement payments	—	—	—	0.8
Actuarial loss	1.7	—	1.0	9.0
Impact of change in foreign exchange rates	(3.1)	0.5	2.6	6.8

Projected benefit at end of year	$111.2	$120.3	$141.6	$135.2

Change in plan assets
Fair value of plan assets at beginning of year	$63.0	$63.2	$59.1	$48.5
Inclusion of Brazilian plan assets	—	1.0	—	—
Actual return on plan assets	4.2	(0.3)	5.8	10.3
Employer contributions	3.9	—	4.6	9.9
Benefits paid	(10.3)	(0.9)	(6.3)	(9.6)

Fair value of plan assets at end of year	$60.8	$63.0	$63.2	$59.1

Reconciliation of funded status
Funded status	$(50.4)	$(57.3)	$(78.4)	$(76.1)
Purchase accounting adjustments	—	2.7	—	—
Unrecognized prior service cost	—	—	(1.9)	(1.7)
Unrecognized transition obligation	—	—	0.1	(0.2)
Unrecognized actuarial loss	4.1	—	34.8	35.3

Net amount recognized in the balance sheet	$(46.3)	$(54.6)	$(45.4)	$(42.7)

For the Predecessor, the Brazilian pension plan net asset/liabilities were included elsewhere in the financial statements. The Brazilian plan assets of $1.0 million and corresponding projected benefit obligation of $0.8 million are included in the above purchase accounting adjustment lines beginning December 1, 2004.

			Predecessor (Note 1)
Balance sheet components	December 31, 2005	December 31, 2004	November 30, 2004	December 31, 2003
	(in millions)
Accrued pension liability	$(47.3)	$(54.6)	$(71.0)	$(69.8)
Accumulated other comprehensive income	1.0	—	25.6	27.1

Net amount recognized in the balance sheet	$(46.3)	$(54.6)	$(45.4)	$(42.7)

			Predecessor (Note 1)
Components of net periodic pension cost	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Service cost	$3.3	$0.3	$3.2	$3.2
Interest cost	6.3	0.6	7.0	7.6
Expected return on plan assets	(5.4)	(0.4)	(5.2)	(5.5)
Amortization of transition amount	—	—	1.3	(0.5)
Amortization of prior service cost	—	—	(0.2)	(0.2)
Settlements, curtailments and other	—	—	—	2.6
Amortization of unrecognized actuarial (gain) / loss	—	—	(0.4)	0.5

Periodic pension cost before curtailment	4.2	0.5	5.7	7.7
Curtailment gain, net	(6.0)	—	—	—

Net periodic pension cost	$(1.8)	$0.5	$5.7	$7.7

The projected benefit obligation for the defined benefit pension plans was $111.2 million and $120.3 million at December 31, 2005 and 2004, respectively.

During the year ended December 31, 2005, the Company contributed $3.9 million to the worldwide pension plans. The Company expects to contribute $9.4 million to its U.S. pension plans in 2006.

Benefits expected to be paid in the next 10 years are as follows:

	U.S.
	Cash Balance	Cash Value	Brazil	Germany	Total
	(In millions)
2006	$5.4	$3.2	$—	$0.2	$8.8
2007	5.3	3.2	—	0.3	8.8
2008	5.5	3.1	—	0.3	8.9
2009	5.4	3.0	—	0.4	8.8
2010	5.1	3.1	—	0.5	8.7
Thereafter through 2015	25.2	12.4	0.3	4.7	42.6

Total	$51.9	$28.0	$0.3	$6.4	$86.6

Plan Assets

Pension plan asset allocations at December 31, 2005 and 2004 by asset category, are as follows:

	2005		2004
	US Cash Value	US Cash Balance	US Cash Balance	US Cash Value
U.S. equity	67%	69%	—%	—%
Non – U.S. equity	33%	31%	—	—
Fixed income	—	—	—	—
Cash	—	—	100	100
Other	—	—	—	—

Total	100%	100%	100%	100%

Pension plan assets are held in a trust. The primary objective of the trust is to accumulate a pool of assets sufficient to meet the obligations of the various plans. The Company invests the assets of the trust in a manner consistent with its fiduciary obligations and principles that reflect current prudent and appropriate practices in portfolio management. Since being acquired on December 1, 2004, the Company has finalized its investment strategy and has redirected these assets to a broad range of investments from which we expect to earn 8% over time.

12. Other Postretirement Benefits

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

As part of the purchase agreement, BP retained the liability for all retiree eligible employees. In addition, the Successor modified the program to limit participation to employees within 10 years of retirement eligibility and curtailed program benefits for retirees when they reach the age of 65 or are medicare eligible.

			Predecessor (Note 1)
Change in benefit obligation	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months Ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Benefit obligation at beginning of period	$4.7	$4.7	$73.5	$40.4
Service cost	0.2	—	2.3	1.1
Interest cost	0.3	—	4.0	2.7
Plan amendments	—	—	(4.1)	—
Benefits paid	—	—	(2.5)	(2.6)
Actuarial (gain) / loss	(0.4)	—	(14.6)	31.9

Benefit obligation at end of period	$4.8	$4.7	$58.6	$73.5

At the time of the acquisition, the benefit obligation declined by $53.9 million due to BP’s assumption of certain liabilities and certain plan changes, which reduced the duration of benefits and limited eligibility.

			Predecessor (Note 1)
Reconciliation of funded status	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Funded status	$(4.8)	$(4.7)	$(58.6)	$(73.5)
Unrecognized prior service cost	—	—	(4.4)	(0.2)
Unrecognized actuarial (gain) loss	(0.4)	—	24.5	42.1

Net amount recognized in the balance sheet	$(5.2)	$(4.7)	$(38.5)	$(31.6)

			Predecessor (Note 1)
Components of net periodic benefit cost	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30. 2004	Year ended December 31, 2003
	(in millions)
Service cost	$0.2	$—	$2.4	$1.1
Interest cost	0.3	—	4.0	2.7
Amortization of prior service cost	—	—	—	(0.2)
Amortization of unrecognized actuarial loss	—	—	3.0	0.7

Net periodic benefit cost	$0.5	—	$9.4	$4.3

The weighted-average assumptions used in calculating the other postretirement benefit obligations at December 31 (the measurement date), and related costs were as follows:

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months Ended November 30, 2004	Year ended December 31, 2003
Used to determine benefit obligations:
Discount rate	5.75%	5.75%	6.00%	6.00%
Used to determine net periodic benefit cost:
Discount rate	5.75%	5.75%	6.00%	6.75%

The assumed rates of future increases in per capita cost of health care benefits (health care cost trend rate) for 2006 are 8% declining gradually to 6% respectively for the year 2008 and subsequent years. The assumed rates of future increases in per capita cost of health care benefits (health care cost trend rate) for 2005 was 10% for those beneficiaries under age 65 declining gradually to 6% for the year 2008 and subsequent years.

A one-percentage point change in assumed health care cost trend rates for the postretirement benefit plan as it exists beginning December 1, 2004 would have the following effects:

	One-Percentage Point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2006	$—	$—
Effect on 2005 postretirement benefit obligation	0.4	(0.4)

Benefits expected to be paid in the next 10 years are as follows:

(in millions)
2006	$—
2007	—
2008	—
2009	—
2010	0.1
Thereafter through 2015	2.6

Total	$2.7

13. Stock Compensation Plan

At its meeting on August 11, 2005, the board of directors of Propex Fabrics Holdings Inc. ("Holdings") approved the 2005 Stock Awards Plan (the "Plan"), subject to approval of the stockholders of Holdings. Effective as of October 24, 2005, the stockholders of Holdings approved the Plan by written consent of a majority of its stockholders in lieu of a meeting.

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

Between October 24, 2005 and December 31, 2005, Holdings awarded 64,350 nonqualified common stock options and 9,000 shares of restricted stock to key employees, officers, and directors. Both the options and awards have a 5-year maximum term and vesting period and a weighted average remaining life of 3.9 years. None of the options or stock grants were vested at December 31, 2005.

The following table summarizes the activity of nonqualified stock options awarded under the Plan:

	2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	64,350	100.0
Exercised	—	—
Surrendered	—	—

Outstanding at end of year	64,350	$100.0

The following table summarized the activity of restricted stock awarded under the Plan:

Shares
Outstanding at beginning of year	—
Granted	9,000
Exercised	—
Surrendered	—

Outstanding at end of year	9,000

14. Income Taxes

Income (loss) before income taxes consist of the following:

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
U.S. operations	$18.7	$(5.1)	$6.8	$9.9
Non – U.S. operations	5.5	(1.7)	8.3	4.7

	$24.2	$(6.8)	$15.1	$14.6

The provision (benefit) for income taxes consists of the following:

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Current:
Federal	$0.2	$—	$5.2	$4.5
State	—	—	1.0	0.5
Non-U.S.	1.1	0.1	2.0	2.1

	1.3	0.1	8.2	7.1
Deferred:
Federal	$7.4	$(1.7)	$(2.6)	(1.6)
State	0.5	(0.2)	(0.5)	(0.1)
Non-U.S.	1.0	(0.3)	0.2	0.1

	8.9	(2.2)	(2.9)	(1.6)

Total	$10.2	$(2.1)	$5.3	$5.5

The major components of deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004
	(in millions)
Deferred tax liabilities:
Property, plant and equipment	$5.3	$2.3
Prepaid insurance	1.0	1.1
Local GAAP timing differences	0.7	—
Intangible assets	0.4	2.1
Inventory adjustment	—	2.2
Foreign dividends	0.8	—
Other	0.4	—

Total deferred tax liabilities	8.6	7.7
Deferred tax assets:
Property, plant and equipment	1.7	6.5
Accrued liabilities	2.1	1.1
Net operating loss carryforwards	17.6	21.9
Recoverable asset tax	5.2	4.3
Pension and other postretirement benefit	13.2	17.2
Other	5.2	0.8

	45.0	51.8
Valuation allowance	(25.7)	(26.4)

Total deferred tax assets, net of valuation allowance	19.3	25.4

Net deferred tax asset	$10.7	$17.7

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $52.6 million. As of December 31, 2005, $8.3 related to U.S. federal and state income taxes and $45.7 million related to Mexico, Germany and Hungary. A valuation allowance has been placed against the net deferred tax assets of the foreign subsidiaries. A full valuation allowance of $1.1 million has been placed against the U.S. foreign tax credit. The U.S. federal and state net operating loss carryforwards of $8.3 million will expire on various dates through 2015. The net operating loss carryforwards in Mexico of $9.2 million will expire on various dates through 2015; net operating loss carryforwards in Germany of $28.3 million do not expire. The net operating loss carryforwards in Hungary total $8.2 million, of which $6.9 million do not expire and $1.3 million expire in 2006. Hungary lost $4.4 million of net operating loss carryforwards due to expiration in 2005. Net operating loss carryforwards in Germany may be subject to limitation due to the ownership change that occurred December 1, 2004; there is a five-year forward-looking test period.

The Company does not provide for U.S. federal income taxes or benefits on the undistributed earnings or losses of its international subsidiaries because it is the Company’s intention to permanently reinvest earning indefinitely. Should these earnings be distributed in the form of dividends, the Company would be subject to U.S. federal income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits.

Brazilian companies, including our company, are permitted to pay interest on shareholders’ equity as an alternative form of payment of dividends to our shareholders. These payments may be deducted when calculating Brazilian income tax and social contribution tax. For U.S. GAAP purposes, these payments are treated as dividends. On December 30, 2005, our Brazilian subsidiary declared and initiated a payment of interest on shareholders’ equity, which was subjected to a 15% Brazilian withholding tax. The Company took a deduction for the interest and withheld taxes in 2005. However, the subsequent cash payment to the U.S. did not occur until January 2006. At year-end 2005, a dividend receivable was recorded on the U.S. GAAP balance sheet, but the dividend income of $2.2 million will be deferred and included in 2006 taxable income for U.S. tax reporting purposes. A deferred tax liability of $.8 million has been recorded on such dividend income, and a deferred tax asset of $1.1 million has been recorded for the corresponding foreign tax credit generated by the dividend. Given the Company’s expected accumulated foreign loss position (for U.S. tax purposes), a full valuation allowance has been placed against the deferred tax asset for the foreign tax credit.

The American Jobs Creation Act (the “Act”), signed into law in October 2004, provided the Company an opportunity to repatriate up to $500 million of reinvested foreign earnings and to claim an 85% dividend received deduction against the repatriated amount. The Company evaluated the effects of the Act and determined that the benefits would have been immaterial.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate as follows:

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months Ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Tax computed at statutory rate	$8.4	$(2.4)	$5.0	$5.1
Permanent income tax disallowances	0.3	0.7	—	(0.3)
State taxes, net of federal benefit	0.6	(0.2)	0.3	0.4
Foreign tax rate differences	(0.4)	0.1	(1.1)	(0.3)
Tax settlements	—	—	—	(0.7)
Mexico valuation allowances	1.0	(0.4)	—	—
Tax (benefit) under alternative tax regime	(0.1)	—	—	—
Mexico tax credit utilized	—	0.2	—	—
Other valuation allowances	0.4	(0.1)	—	1.9
Other, net	—	—	1.1	(0.6)

	$10.2	$(2.1)	$5.3	$5.5

15. Long-term Debt

Total long-term debt at December 31, 2005 and 2004 consist of the following (in millions):

	December 31,
	2005	2004
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan due 2011	104.5	110.0
Less: current maturities of senior secured term loan	(9.7)	(5.5)

Total long-term debt	$244.8	$254.5

The $9.75 million current maturities above reflects the current maturities under the new credit agreement, established on January 31, 2006.

Scheduled amortization on the prior credit agreement is as follows by year (in millions):

2006	$5.5
2007	5.5
2008	5.5
2009	11.0
2010	11.0
Thereafter	216.0

On January 31, 2006, the Company refinanced its senior secured term loan to raise additional funding for its SI acquisition. The terms of the new credit facility are described as a subsequent event in Note 19 to the consolidated financial statements.

10% Senior Notes due 2012

On December 1, 2004, the Company issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, the subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. The Company used the proceeds from the issuance of the 10% Senior Notes to finance a portion of the acquisition from BP.

Credit Facility

On January 31, 2006, the Company entered into a new credit agreement to refinance its credit facility and to raise additional funds for the SI acquisition (as described as a subsequent event in Note 19 to the consolidated financial statements). The new credit agreement provides for a $360 million senior credit facility, comprised of a $260 million term loan facility, a $50 million revolving credit facility and a $50 million bridge loan facility. Similar to the prior credit facility, the new credit agreement is guaranteed by Propex Fabrics Holdings Inc., the Company’s parent corporation, and the Company’s domestic subsidiaries. It is also secured by a first priority lien on the Company’s domestic subsidiaries’ real and personal property including a pledge of all the capital stock of the Company’s domestic subsidiaries and 66% of the capital stock of its foreign subsidiaries. This facility provided under the new credit facility replaces the facility provided under the prior credit agreement dated as of December 1, 2004. The initial use of funds from the new credit facility are as follows: $198.7 million in partial payment toward the SI acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the prior credit facility and $6.1 million in related transaction costs.

The prior credit facility was entered into with a syndicate of lenders on December 1, 2004. The prior credit facility provided for a $110.0 million senior term loan due 2011 and a $65.0 million revolving line of credit, which had a $104.5 million balance outstanding on the term loan and no balance on the revolving line of credit as of December 31, 2005. The credit facility also included a sublimit of $20.0 million for the issuance of letters of credit, of which $0.5 million was issued and outstanding as of December 31, 2005. The prior credit agreement limited the declaration of dividends to repayment of debt, intercompany loans, and for buybacks of parent company stock.

16. Commitments and Contingencies

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

In connection with the acquisition from BP, BP retained responsibility and has indemnified the Company for certain identified environmental liabilities upon selling the business on December 1, 2004. These indemnified liabilities were estimated at $1.1 million at December 31, 2005. This estimate may change as future events become realized. A long-term liability and corresponding receivable from BP is recorded on the balance sheet as of December 31, 2005 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company's facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. At December 31, 2005, the Company is not aware of any material environmental liabilities beyond the above-indemnified liabilities.

At December 31, 2005, the Company had contracts with two U.S. suppliers for polypropylene resin raw materials for less than 50% of the Company’s projected needs. One contract is cancellable anytime with 90 days notice, and the other contract extends to year-end 2006. Under these contracts, monthly pricing is based on monthly negotiations to determine market pricing. Due to the highly volatile nature of polypropylene prices, we cannot reasonably forecast the future spending under this contract with any degree of accuracy.

Leases

The Company leases certain facilities and equipment under noncancelable operating leases expiring at various dates through 2010. A number of these leases contain renewal options. The future minimum payments under noncancelable operating leases are summarized below as of December 31, 2005 (in millions):

2006	$2.3
2007	1.7
2008	1.2
2009	0.8
2010	0.2
Thereafter	0.2

$6.4

Rent expense was $2.5 million for the year ended December 31, 2005. Rent expense for the eleven months ended November 30, 2004 was $2.4 million and $0.3 million for the month ended December 2004. 2003 rent expense amounted to $2.6 million.

17. Business Segment and Geographic Area Information

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

The Other category captures the Australian regional segment. Since cessation of the Company’s wholly-owned sales/marketing activities in early 2003, the Company continues to sell to Australia and other Asia customers with U.S. and European exported products marketed through a third-party distributor.

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

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment because assets can be used to produce products in either segment. However, depreciation is allocated between segments based on how the assets are used during the reporting period.

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Revenue:
Revenue from external customers:
North America
Furnishings	$394.1	$27.1	$327.6	$313.6
Industrial fabrics	126.9	7.8	115.1	101.3
Europe	93.8	5.7	87.3	80.3
Brazil	40.7	2.8	36.2	25.3
Other	—	—	—	1.8

Total revenue from external customers	$655.5	$43.4	$566.2	$522.3
Intersegment revenue:
North America
Furnishings	2.6	1.2	1.8	0.9
Industrial fabrics	—	—	0.3	4.2
Europe	—	—	0.1	0.9

Total intersegment revenues	2.6	1.2	2.2	6.0

Total revenues	658.1	44.6	568.4	528.3
Reconciling items:
Intersegment revenues	2.6	1.2	2.2	6.0

Total consolidated net revenue	$655.5	$43.4	$566.2	$522.3

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months Ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Depreciation and amortization expense:
North America
Furnishings	$13.2	$1.0	$12.0	$13.8
Industrial fabrics	3.9	0.3	5.3	5.8
Europe	1.3	0.1	4.6	4.6
Brazil	1.4	0.1	0.4	0.3

Total consolidated depreciation and amortization expense	$19.8	$1.5	$22.3	$24.5

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Segment income (loss):
North America
Furnishings	$42.3	$(2.9)	$31.9	$39.6
Industrial fabrics	0.8	(1.2)	(7.5)	(12.7)
Europe	0.6	(0.6)	(0.4)	(2.9)
Brazil	2.4	(0.3)	6.7	4.1
Other	—	—	—	2.0

Total segment income (loss)	46.1	(5.0)	30.7	30.1
Reconciling items:
LIFO expense	—	—	5.9	7.1
Parent costs (1)	—	—	4.1	3.0
Interest expense, net	21.9	1.8	5.6	5.4

Total consolidated income (loss) before income taxes	$24.2	$(6.8)	$15.1	$14.6

Other data:
Worldwide sales volumes (million square yards)	2,546	186	2,566	2,596
Unit net spread, $ per square yard (2)	$0.142	$0.145	$0.132	$0.129

(1)	– Represents BP corporate cost allocations related to the Predecessor.
(2)	– Unit net spread is defined as revenue less raw material cost on a per square yard basis.

At December 31, 2005, management’s decision to relocate the Austell, Georgia headquarters and research and development-scale manufacturing equipment triggered an impairment analysis of these assets and resulted in a $5.9 million impairment charge related to the facility and certain research and development-scale manufacturing equipment, which would be disposed of rather than relocated. In evaluating ways to increase profitability, management decided it would be more economical to lease smaller office facilities and to relocate the research and development-scale manufacturing equipment to our plant locations.

The $5.9 million impairment charge is comprised of $0.9 million charge related to the Austell real property and a $5.0 million charge related to small-scale manufacturing equipment and software. $4.5 million of this impairment was allocated to the North American furnishings segment, and $1.4 million was allocated to the North American industrial fabrics segment. The real property has been impaired to reflect management’s current best estimate of the net realizable value from the sale of the property. The remaining impairment primarily reflects the decision to dispose of rather than relocate a significant portion of the research and development scale manufacturing assets because of the high cost associated with relocating such assets.

Long-lived assets by segment and reconciliation of segment assets to consolidated assets at the end of each year was as follows:

	December 31, 2005	December 31, 2004
	(in millions)
Long-lived assets by segment:
North America
United States	$153.3	$171.1
Other North America	3.9	4.0

Total North America	157.2	175.1
Europe	32.0	37.3
Brazil	18.1	15.4

Total	$207.3	$227.8

The reconciliation of segment assets to consolidated total assets at the end of each year was as follows:

	December 31, 2005	December 31, 2004
	(in millions)
Segment assets for total reportable business segments	$207.3	$227.8
Items excluded from segment assets:
Current assets	263.3	225.3
Long-term deferred tax assets	15.8	23.4
Other assets	—	—

Total assets	$486.4	$476.5

Enterprise wide information

The net revenues are attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenues by customers’ location.

			Predecessor (Note 1)
	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003
	(in millions)
Revenue:
Net revenue by geography:
United States	$472.8	$31.9	$406.8	$380.7
Other North America	48.2	3.0	35.9	34.2

Total North America	521.0	34.9	442.7	414.9
Europe	93.8	5.7	87.3	80.3
Brazil	40.7	2.8	36.2	25.3
Other	—	—	—	1.8

Total	$655.5	$43.4	$566.2	$522.3

Total assets by country is presented in the following table:

	December 31, 2005	December 31, 2004
	(in millions)
Total assets by country:
North America
United States	$447.5	$437.4
Other North America	26.2	26.4

Total North America	473.7	463.8
Europe	75.2	81.2
Brazil	36.6	30.7
Eliminations	(99.1)	(99.2)

Total assets	$486.4	$476.5

18. Condensed Consolidating Financial Information

Effective with the acquisition from BP on December 1, 2004, the Company reorganized the Business’ corporate structure and began operating under the name of Propex Fabrics Inc. The Company also formed two wholly-owned domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries. These domestic subsidiaries guarantee the Company’s 10% Senior Notes due 2012 (the “Notes”) on a joint and several basis. The Company’s foreign subsidiaries do not guarantee the Notes, and these foreign subsidiaries are included in the following tables on a combined basis as the Non-guarantor subsidiaries.

The following tables set forth the Company’s consolidated financial position of the Successor as of December 31, 2005 and December 31, 2004 and the Successor’s consolidated results of operations and related cash flows for the year ended December 31, 2005 and month ended December 31, 2004, the Predecessor’s combined results for the eleven months ended November 30, 2004 and for the year ended December 31, 2003. Amounts are shown separately for the Company’s parent company (Propex Fabrics Holdings Inc.), the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the consolidated or combined financial information for the Issuer for all periods presented.

Separate financial statements of the Company’s parent or the Guarantors are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

December 31, 2005

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.8	$—	$13.5	$(1.5)	$58.3
Accounts receivable, net	—	64.2	—	32.6	(4.2)	92.6
Inventories, net	—	63.8	—	30.8	—	94.6
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.2	0.5	—	(1.7)	—
Prepaid expenses and other current assets	—	3.8	—	5.6	(0.1)	9.3
Assets held for sale	—	5.0	—	—	—	5.0

Total current assets	1.5	185.9	0.5	82.9	(7.5)	263.3
Other assets:
Intangible assets, net	—	6.9	—	1.5	—	8.4
Deferred income taxes	1.0	14.7	—	1.1	(1.0)	15.8
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	101.8	93.4	48.5	—	(243.7)	—
Other non-current assets	—	10.7	—	2.2	—	12.9

	102.8	125.7	65.5	4.8	(261.7)	37.1
Property, plant and equipment, net	—	135.7	—	50.3	—	186.0

Total assets	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$36.4	$—	$10.3	$(4.2)	$42.5
Accrued liabilities	—	12.7	0.1	6.3	—	19.1
Current portion of debt and accrued interest	—	11.1	—	1.7	(1.7)	11.1
Restructuring and other similar costs	—	—	—	1.7	—	1.7
Other current liabilities	—	1.6	—	1.6	—	3.2

Total current liabilities	—	61.8	0.1	21.6	(5.9)	77.6
Debt, less current portion	27.7	244.8	—	—	(27.7)	244.8
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	4.8	—	3.8	—	8.6
Accrued pension and other postretirement benefit liabilities	—	33.0	—	19.5	—	52.5
Other non-current liabilities	—	1.1	—	—	—	1.1

	27.7	283.7	—	40.3	(44.7)	307.0
Total stockholders’ equity	76.6	101.8	65.9	76.1	(218.6)	101.8

Total liabilities and stockholders’ equity	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Condensed Consolidating Balance Sheet

December 31, 2004

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15.8	$—	$8.3	$—	$24.1
Accounts receivable, net	—	62.8	—	33.0	(3.2)	92.6
Inventories, net	—	57.6	—	33.1	—	90.7
Deferred income taxes	—	1.7	—	0.3	—	2.0
Intercompany loan receivable	—	1.3	—	—	(1.3)	—
Prepaid expenses and other current assets	—	5.6	—	4.3	—	9.9
Assets held for sale		6.0	—	—	—	6.0

Total current assets	—	150.8	—	79.0	(4.5)	225.3
Other assets:
Intangible assets, net	—	12.2	—	2.0	—	14.2
Deferred income taxes	—	21.3	—	2.1	—	23.4
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	92.2	94.5	53.5	—	(240.2)	—
Other non-current assets	—	13.3	—	0.5	0.1	13.9

	92.2	141.3	70.5	4.6	(257.1)	51.5
Property, plant and equipment, net	—	145.5	—	54.2	—	199.7

Total assets	$92.2	$437.6	$70.5	$137.8	$(261.6)	$476.5

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$24.4	$—	$9.9	$(3.2)	$31.1
Accrued liabilities	—	11.5	—	6.6	—	18.1
Current portion of debt and accrued interest	—	7.0	—	—	—	7.0
Intercompany loan payable	—	—	—	1.3	(1.3)	—
Restructuring and other similar costs	—	—	—	0.9	—	0.9
Other current liabilities	—	5.2	—	—	—	5.2

Total current liabilities	—	48.1	—	18.7	(4.5)	62.3
Debt, less current portion	25.2	254.5	—	—	(25.2)	254.5
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	2.9	—	4.7	0.1	7.7
Accrued pension and other postretirement benefit liabilities	—	39.4	—	19.9	—	59.3
Other non-current liabilities	—	0.5	—	—	—	0.5

	25.2	297.3	—	41.6	(42.1)	322.0
Total stockholders’ equity	67.0	92.2	70.5	77.5	(215.0)	92.2

Total liabilities and stockholders’ equity	$92.2	$437.6	$70.5	$137.8	$(261.6)	$476.5

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2005

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$498.4	$—	$182.5	$(25.4)	$655.5
Cost of sales	—	411.3	—	161.8	(25.4)	547.7

Gross profit	—	87.1	—	20.7	—	107.8
Operating expenses:
Selling, general and administrative	—	46.5	—	13.7	—	60.2
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)
Restructuring and similar costs	—	—	—	1.3	—	1.3
Impairment on long-lived assets	—	5.9	—	—	—	5.9

Operating income	—	40.7	—	5.7	—	46.4
Other (income) expense:
Other expense	—	0.2	—	0.1	—	0.3

Income before interest and income taxes	—	40.5	—	5.6	—	46.1
Interest expense, net	2.5	22.3	(0.5)	0.1	(2.5)	21.9
Equity in earnings of subsidiaries	(14.0)	(3.8)	(1.0)	—	18.8	—

Income before income taxes	11.5	22.0	1.5	5.5	(16.3)	24.2
Income tax provision (benefit)	(0.8)	8.0	0.1	2.1	0.8	10.2

Net income	$12.3	$14.0	$1.4	$3.4	$(17.1)	$14.0

Condensed Consolidating Statement of Income

For the Period from Inception (December 1, 2004) through December 31, 2004

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$34.5	$—	$11.4	$(2.5)	$43.4
Cost of sales	—	35.4	—	12.1	(2.5)	45.0

Gross profit (loss)	—	(0.9)	—	(0.7)	—	(1.6)
Operating expenses:
Selling, general and administrative	—	2.4	—	1.1	—	3.5
Restructuring and other similar costs (credits)	—	—	—	(0.5)	—	(0.5)

Operating loss	—	(3.3)	—	(1.3)	—	(4.6)
Other (income) expense:
Other expense	—	—	—	0.4	—	0.4

Income (loss) before interest and income taxes	—	(3.3)	—	(1.7)	—	(5.0)
Interest expense, net	0.2	1.8	—	—	(0.2)	1.8
Equity in earnings in subsidiaries	4.7	1.5	1.3	—	(7.5)	—

Loss before income taxes	(4.9)	(6.6)	(1.3)	(1.7)	7.7	(6.8)
Income tax benefit	—	(1.9)	—	(0.2)	—	(2.1)

Net loss	$(4.9)	$(4.7)	(1.3)	$(1.5)	7.7	$(4.7)

Condensed Combining Statement of Income

For the Eleven Months Ended November 30, 2004

(In millions)

	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$426.0	$159.5	$(19.3)	$566.2
Cost of sales	377.8	137.4	(19.3)	495.9

Gross profit	48.2	22.1	—	70.3
Operating expenses:
Selling, general and administrative	31.7	12.2	—	43.9
Restructuring and other similar costs (credits)	—	1.1	—	1.1
Impairment of long-lived assets	2.2	—	—	2.2

Operating income	14.3	8.8	—	23.1
Other (income) expense:
Other expense	2.0	0.4	—	2.4

Income before interest and income taxes	12.3	8.4		20.7
Interest expense, net	5.5	0.1	—	5.6

Income before income taxes	6.8	8.3	—	15.1
Income tax provision	3.1	2.2	—	5.3

Net income	$3.7	$6.1	$—	$9.8

Condensed Combining Statement of Income

For the Year Ended December 31, 2003

(In millions)

	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$399.7	$142.6	$(20.0)	$522.3
Cost of sales	346.6	127.9	(20.0)	454.5

Gross profit	53.1	14.7	—	67.8
Operating expenses:
Selling, general and administrative	37.0	13.3	—	50.3
Restructuring and other similar costs (credits)	0.9	(2.8)	—	(1.9)

Operating income	15.2	4.2	—	19.4
Other (income) expense:
Other income	—	(0.6)	—	(0.6)

Income before interest and income taxes	15.2	4.8		20.0
Interest expense, net	5.3	0.1	—	5.4

Income before income taxes	9.9	4.7	—	14.6
Income tax provision	3.2	2.3	—	5.5

Net income	$6.7	$2.4	—	$9.1

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$12.3	$14.0	$1.4	$3.4	$(17.1)	$14.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	16.9	—	2.9	—	19.8
Non-cash interest on debt	2.5	0.9	(0.5)	1.3	(2.5)	1.7
Impairment of long-lived assets	—	5.9	—	—	—	5.9
Pension and postretirement benefit costs	—	0.6	—	0.9	—	1.5
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)
Deferred income taxes	(0.8)	8.0	—	1.0	0.8	9.0
Equity in earnings in subsidiaries	(14.0)	(3.8)	(1.0)	—	18.8	—
Changes in operating assets and liabilities	—	4.4	0.1	(2.1)	—	2.4

Net cash provided by operating activities	—	40.9	—	7.4	—	48.3

Cash flows from investing activities
Capital expenditures	—	(5.9)	—	(2.0)	—	(7.9)

Net cash used in investing activities	—	(5.9)	—	(2.0)	—	(7.9)

Cash flows from financing activities
Net payment of long-term debt principal	—	(5.5)	—	—	—	(5.5)

Dividends	0.5	(0.5)	—	—	(0.5)	(0.5)

Stock repurchase	(0.5)	—	—	—	0.5	—

Proceeds from stock sale	1.5	—	—	—	(1.5)	—

Net cash provided by (used in) financing activities	1.5	(6.0)	—	—	(1.5)	(6.0)

Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)

Change in cash and cash equivalents	1.5	29.0	—	5.2	(1.5)	34.2
Cash and cash equivalents—Beginning of period	$—	$15.8	$—	$8.3	$—	$24.1

Cash and cash equivalents—End of period	$1.5	$44.8	$—	$13.5	$(1.5)	$58.3

Condensed Consolidating Statement of Cash Flows

For the period from inception (December 1, 2004) through December 31, 2004

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(4.9)	$(4.7)	$(1.3)	$(1.5)	7.7	$(4.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	1.3	—	0.2	—	1.5
Non-cash interest on debt	0.2	1.5	—	—	(0.2)	1.5
Pension and postretirement benefit cost	—	0.4	—	0.3	—	0.7
Deferred income taxes	—	(1.9)	—	(0.3)	—	(2.2)
Equity in earnings of subsidiaries	4.7	1.5	1.3	—	(7.5)	—
Changes in operating assets and liabilities	—	8.9	—	7.1	—	16.0

Net cash provided by operating activities	—	7.0	—	5.8	—	12.8

Cash flows from investing activities
Capital expenditures	—	(0.1)	—	(0.1)	—	(0.2)
Acquisitions	—	(313.6)	—	(19.5)	—	(333.1)

Net cash used in investing activities	—	(313.7)	—	(19.6)	—	(333.3)

Cash flows from financing activities
Activity with affiliates	(95.0)	72.8	—	22.2	95.0	95.0
Debt issuance costs	—	(10.3)	—	—	—	(10.3)
Proceeds from debt issuance	25.0	265.0	—	—	(25.0)	265.0
Proceeds from common stock issuance	70.0	—	—	—	(70.0)	—
Net payments of long-term debt principal	—	(5.0)	—	—	—	(5.0)

Net cash provided by financing activities	—	322.5	—	22.2	—	344.7
Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Change in cash and cash equivalents	—	15.8	—	8.3	—	24.1
Cash and cash equivalents—Beginning of period	$—	$—	$—	$—	$—	$—

Cash and cash equivalents—End of period	$—	$15.8	$—	$8.3	$—	$24.1

Condensed Combining Statement of Cash Flows

For the Eleven Months Ended November 30, 2004

(In millions)

	Guarantor	Non- Guarantor Subsidiaries	Combined
Cash flows from operating activities
Net income	$3.7	$6.1	$9.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.0	6.3	22.3
Gain on sale of property, plant and equipment	—	(0.2)	(0.2)
Loss on abandonment of long-lived assets	2.2	—	2.2
Pension and postretirement benefit costs	3.4	2.2	5.6
Deferred income taxes	(2.5)	1.5	(1.0)
Changes in operating assets and liabilities	(17.9)	(9.5)	(27.4)

Net cash provided by operating activities	4.9	6.4	11.3

Cash flows from investing activities
Capital expenditures	(3.1)	(2.2)	(5.3)
Proceeds from sale of property, plant and equipment	—	0.3	0.3

Net cash used in investing activities	(3.1)	(1.9)	(5.0)

Cash flows from financing activities
Net receipts from parent company	151.6	12.6	164.2
Net payments of affiliate debt	(141.3)	—	(141.3)

Net cash provided by financing activities	10.3	12.6	22.9
Effect of changes in foreign exchange rates on cash and cash equivalents	—	(0.8)	(0.8)

Change in cash and cash equivalents	12.1	16.3	28.4
Cash and cash equivalents—Beginning of period	$(0.3)	$6.9	$6.6

Cash and cash equivalents—End of period	$11.8	$23.2	$35.0

Condensed Combining Statement of Cash Flows

For the Year Ended December 31, 2003

(In millions)

	Guarantor	Non- Guarantor Subsidiaries	Combined
Cash flows from operating activities
Net income	$6.7	$2.4	$9.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.3	6.2	24.5
Non-cash interest on related party debt	—	0.5	0.5
Gain on sale of property, plant and equipment	—	(2.3)	(2.3)
Pension and postretirement benefit costs	1.5	10.5	12.0
Deferred income taxes	(3.0)	1.1	(1.9)
Changes in operating assets and liabilities	(2.0)	(13.0)	(15.0)

Net cash provided by operating activities	21.5	5.4	26.9

Cash flows from investing activities
Capital expenditures	(7.5)	(4.5)	(12.0)
Proceeds from property, plant and equipment	0.6	5.3	5.9

Net cash (used in) provided by investing activities	(6.9)	0.8	(6.1)

Cash flows from financing activities
Net payments to parent company	(14.6)	(3.9)	(18.5)
Net payments of affiliate debt	—	(4.2)	(4.2)

Net cash used in financing activities	(14.6)	(8.1)	(22.7)
Effect of changes in foreign exchange rates on cash and cash equivalents	—	0.1	0.1

Change in cash and cash equivalents	—	(1.8)	(1.8)
Cash and cash equivalents—Beginning of period	$(0.3)	$8.7	$8.4

Cash and cash equivalents—End of period	$(0.3)	$6.9	$6.6

19. Subsequent Events

On January 31, 2006, pursuant to a stock purchase agreement with SI Concrete Systems Corporation (“SICSC”), SI Geosolutions Corporation (“SIGC”), and the holders of the capital stock of SICSC and SIGC, the Company acquired all the outstanding capital stock of SICSC and SIGC (collectively the “SI”) for approximately $235.0 million, subject to certain price adjustments, namely an adjustment related to the working capital balance at closing. The Company financed the SI acquisition with approximately $28.1 million of cash on-hand and borrowings under a refinanced senior credit facility, which is explained below.

SI is a leader in providing innovative, high-performance products that provide support, strength, and stabilization solutions for its customers in the furnishings and construction materials markets. The acquisition makes us a more diversified company in terms of customers and products and provides us with opportunities to leverage the capabilities of both Propex Fabrics Inc. and SI to optimize operations and generate profitable growth. The SI business includes certain products that are complementary to our existing product lines and other products that represent extensions to our current product portfolio.

SI’s business is comprised of three product lines – geotextiles, performance fabrics and concrete fibers. SI’s geotextile product line consists primarily of general commodity woven and nonwoven geotextile products similar to our existing geotextile products along with a smaller position in specialty erosion control products, which represent a product line extension for us; the addition of SI’s products will enhance our leading position in geotextile fabrics. SI’s performance fabrics product line primarily consists of nonwoven fabrics for internal construction usage in the furniture and bedding industries, markets in which we already participate. In addition, SI’s performance fabrics product line includes several new products including high performance woven fabrics for recreation and filtration end uses. SI’s concrete fibers product line, which holds a leading sales position, is a new product for us and basically consists of polypropylene and metal fibers used separately or in combination to control cracking in various concrete applications.

SI’s sales, which totaled more than $250 million in its 2005 fiscal year ended October 2, 2005, are predominantly to U.S.-based customers, although its concrete fibers product line includes a U.K. sales office which markets its concrete fibers products to European customers. The SI acquisition will increase significantly the size of our U.S. business activities.

SI has competitive strengths in efficient and high-quality nonwoven fabric manufacturing that will complement our current strength in woven fabric manufacturing. SI has three domestic manufacturing facilities, which are located in the southeastern U.S. While SI does not produce its woven geotextile products, we can take advantage of our current excess woven manufacturing capacity to make these SI products.

Given the complementary nature of the two businesses, we believe that over the next 2-3 years, we will realize significant cost reduction synergies. These savings will be primarily driven by reductions in the duplicative administrative costs between the two current stand-alone entities and by taking advantage of both companies’ combined manufacturing strengths and existing capacities.

SI’s results are not included in the Company’s consolidated financial statements and notes to those statements for the year ended December 31, 2005. The purchase price allocation of the SI acquisition has not been finalized.

New Credit Agreement and Related Agreements

On January 31, 2006, the Company entered into a new credit agreement among the Company, as borrower, the lenders named therein and BNP Paribas as Administrative Agent. The new credit agreement provides for a $360 million senior credit facility, comprised of a $260 million term loan facility, a $50 million revolving credit facility and a $50 million bridge loan facility. The new credit agreement is guaranteed by Propex Fabrics Holdings Inc., the Company’s parent corporation, and the Company’s domestic subsidiaries; it is secured by a first priority lien on the Company’s and its domestic subsidiaries’ real and personal property including a pledge of all the capital stock of the Company’s domestic subsidiaries and 66% of the capital stock of its foreign subsidiaries. This facility provided under the new credit agreement replaces the facility provided under the prior credit agreement dated as of December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent. The uses of funds from the new term loan facility and bridge loan facility are as follows: $198.7 million in partial payment toward the SI acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the facility provided by the prior credit agreement and $6.1 million in transaction related fees and expenses. During February 2006, the Company entered into an amendment to the new credit agreement, which effectively lowered the interest rate to LIBOR plus 2.25% from LIBOR plus 2.5%.

Senior Secured Term Loan Due 2012

As part of the new credit agreement, as amended, the Company entered into a senior secured term loan of $260 million maturing on July 31, 2012. At management’s discretion, the loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed with no prepayment penalties. Certain financial covenants must be met on a quarterly basis including a specified fixed charge coverage ratio, a specified interest coverage ratio, a minimum EBITDA requirement, maximum senior secured and total leverage ratios, and a maximum capital expenditures test.

The new credit agreement requires repayment of principal of the term loan in quarterly installments of $3.25 million commencing on June 30, 2006 and ending on June 30, 2012. The remaining unpaid principal balance of $178.8 million plus accrued interest also is due on July 31, 2012.

Revolving Loan Agreement

As part of the new credit agreement, the Company entered into a revolving loan agreement providing an available line of credit of $50 million. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings less open letters of credit, are payable quarterly. At closing on January 31, 2006, there were no amounts drawn on the revolver and there were $5.8 million of letters of credit outstanding.

Bridge Loan

As part of the new credit agreement, the Company entered into a $50 million bridge loan that is scheduled to mature on May 1, 2006. The bridge loan will either be repaid by the Company or converted into a senior subordinated term loan. Interest accrues on the bridge loan at a base rate plus 2.5%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate.

Sale of Roanoke Facility

On March 1, 2006 Propex Fabrics Inc. (the "Company") entered into an asset sale agreement with Aladdin Manufacturing Corporation, an affiliate of Mohawk Industries, Inc., whereby the Company will sell its Roanoke, Alabama carpet backing manufacturing facility to Aladdin Manufacturing Corporation for $65.5 million plus the value of closing inventory, which is estimated at approximately $5.0 million. The Company will use $50.0 million of the after-tax proceeds from the sale to prepay its $50.0 million bridge loan facility, and it will use the remaining after-tax proceeds to prepay a portion of its $260.0 million senior secured term loan. The consummation of the sale, which is subject to certain customary conditions, is expected to occur in early April.

20. Transactions with BP

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

Subsequent to the acquisition, Propex Fabrics Inc. had to provide these services for itself or transact for such services from third parties as an independent entity.

A summary of significant transactions with BP is shown below:

	Predecessor (Note 1)
	Eleven months ended November 30, 2004	Year ended December 31, 2003
Purchases of polypropylene resin	$42.3	$68.1
BP support services	4.7	6.3
General corporate expenses	4.1	3.0
Employee benefits	24.8	25.1
Interest on affiliate debt	5.0	5.3

Purchases of Polypropylene Resin

The Company purchased a significant portion of its polypropylene resin, the primary raw material used in products, from BP. Resin purchases from BP are at prices that approximate general market prices.

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

Employee Benefits

The Predecessor participated in defined benefit pension and other postretirement benefit plans. These plans cover the bulk of the employees of the Company. In the U.S., the Predecessor had two defined benefit pension plans, a medical benefit plan, and participates in a Group Term Life Insurance Plan. Costs associated with the provision of benefits under the pension and other postretirement benefit plans were calculated in accordance with accounting principles generally accepted in the United States, and are disclosed in Notes 11 and 12 to the consolidated financial statements; these costs are excluded from the table above. Other employee benefit costs charged to the Predecessor include medical, dental and life insurance for active employees, 401(k) savings expenses, long-term disability, vision, and payroll taxes.

Affiliate Debt—Pre-Acquisition

Prior to the acquisition from BP, the Predecessor had certain long-term debt obligations to BP consisting of the following:

The Predecessor entered into a $500 million loan agreement facility (effective December 31, 1995) under which the principal amount outstanding as of November 30, 2004 was $1.2 million. Under the terms of the agreement, the Predecessor was to repay the principal balance through a balloon payment upon maturity (December 31, 2006) and interest payments at a rate of 130% of the U.S. federal discount rate were to be made semi-annually. Interest payments in the amounts of $5.5 million and $4.7 million were made in 2004 and 2003, respectively and settled through the parent company investment account. In accordance with the terms of the purchase agreement, the Predecessor repaid its outstanding principal and related accrued interest on November 24, 2004.

The Predecessor entered into a second loan agreement with BP (effective July 5, 1996) in the principal amount of $50 million that was scheduled to mature on July 5, 2006. Under the terms of the agreement, the Predecessor was to make annual payments including both the principal and interest. Interest expense accrued at a fixed rate of 8%. The principal balance outstanding as of November 30, 2004 was nil. On November 24, 2004, BP forgave the outstanding principal balance; the Predecessor has recorded this debt forgiveness as a parent company investment contribution. The Predecessor made cash payments for principal and interest totaling $4.9 million during the year ended 2003.

These loans were subject to certain affirmative and negative covenants and are subject to customary events of default.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Separately, we continue to prepare for the requirements of Section 404 of the Sarbanes-Oxley Act. We will first be required to comply with such requirement in our Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent or detect all misstatements. In designing and evaluating our internal control over financial reporting, management recognizes that any such controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Any evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting is subject to the risk that controls and procedures may become inadequate in the future as a result of changes in the business environment in which we operate.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth the name, age and position held by our directors and executive officers, who are also the directors and executive officers of Propex Fabrics Holdings Inc. Each director is elected for a one-year term or until such person’s successor is duly elected and qualified.

Name	Age	Position
Joseph F. Dana	58	Director, President and Chief Executive Officer
Philip D. Barnes	50	Vice President, Chief Financial Officer, and Treasurer
Theo Stroot	56	Managing Director, Europe
Joao Alberto Panceri	54	Managing Director, Brazil
John Stover	48	Vice President, General Counsel, and Secretary
George W. Henderson, III	57	Chairman
William C. Oehmig	56	Director
T. Hunter Nelson	53	Director
Jean-Pierre L. Conte	42	Director
Richard D. Paterson	63	Director
Robert T. Ladd	49	Director
Donald G. Mercer	61	Director
Gene G. Stoever	67	Director
John C. Thornton	52	Director

Joseph F. Dana became our President and Chief Executive Officer and was appointed as a director of the Company effective March 20, 2006. Previously, Mr. Dana served as our Vice President and Chief of North American Operations since joining the Company on January 31, 2006. Prior to joining the Company, Mr. Dana was President and Chief Executive Officer of SI Concrete Systems Corporation and SI GeoSolutions Corporation, which were formed in October 2005 as part of the reorganization of the former SI Corporation. Mr. Dana joined SI Corporation as Chief Operating Officer in June 1997 and was promoted to President in August 1999. He assumed the role of Chief Executive Officer in January 2001. Mr. Dana served as SI’s external General Counsel from 1986 to 1997 and was a member of SI’s Board of Directors since 1993. He earned a bachelor’s degree and a law degree from the University of Georgia.

Philip D. Barnes began his career at BP in 1982 and has been our Chief Financial Officer since October 2004. He also was named our Secretary and Treasurer on December 1, 2004, Chief Financial Officer and Treasurer in February 2005 and Vice President, Chief Financial Officer and Treasurer in January 2006. In 2002, he was named Director, Finance of Amoco Fabrics and Fibers Company, a position he held until September 2004. Immediately prior, Mr. Barnes was Manager, Strategy, Planning & Control for Amoco Fabrics and Fibers Company, a position he had held since April 2000. From January 1999 to March 2000, Mr. Barnes was Director, Planning & Control, PTA-Asia for Amoco Chemical Asia Pacific. He holds a B.S. in Civil Engineering from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

John Stover became our Vice President, General Counsel and Secretary in February 2005. He was also named Vice President, General Counsel and Secretary in January 2006. He began his career as an attorney with BP’s law department in 1980, a position he held until January 2000. During most of that time, he was chief counsel to Amoco Fabrics and Fibers Company. From January 2000 until December 2001, Mr. Stover was a Senior Financial Manager in BP’s finance group. He was not employed by any company between January 2002 and July 2003 and was an attorney at Sidley, Austin Brown and Wood from July 2003 until November 2003. In December 2003, he was not employed by any company. From January 2004 until rejoining us, he was a Deputy General Counsel for the State of Illinois, Central Management Services. Mr. Stover received a B.B.A. in economics from the University of Oklahoma, a J.D. from Georgetown University, and an M.B.A. from the University of Chicago.

George W. Henderson, III became the chairman of our board of directors on December 1, 2004. He is the retired Chairman of the Board and Chief Executive Officer of Burlington Industries, Inc., a position he held from February 1998 to November 2003. Mr. Henderson joined Burlington Industries, a manufacturer of fabric for apparel and interior furnishings, in 1974. He is currently a member of the boards of directors of Lincoln National Corporation and Bassett Furniture Industries, Incorporated, the board of visitors of the Kenan-Flagler School of Business at the University of North Carolina at Chapel Hill and the board of advisors of Reading Connections of Greensboro. Mr. Henderson earned a B.A. from the University of North Carolina at Chapel Hill and an M.B.A. from Emory University.

William C. Oehmig became one of our directors on December 1, 2004. He is a Principal with The Sterling Group, L.P., a private equity investment firm, which he joined in 1984, having worked previously in banking, mergers and acquisitions, and as Chief Executive Officer and Chief Financial Officer of several private companies. The Sterling Group provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by The Sterling Group is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Prior to joining Sterling, Mr. Oehmig represented foreign investors in purchasing and managing U.S. companies in the oil field service, manufacturing, distribution, heavy equipment and real estate industries. He began his career in Houston with Texas Commerce Bank in 1974. Mr. Oehmig has previously served as Chairman of Royster-Clark and Purina Mills, chaired the executive committees of Sterling Diagnostic Imaging and Airtron and served on the boards of Walter International, an international oil and gas company, Atlantic Coast Airlines, a regional passenger airline, Rives Carlberg, an advertising firm and Exopack. He currently serves on the boards of North American Energy Partners, serving as Chairman of the Executive Committee, and Panolam Industries International, Inc. He previously served as Chairman of the Board of Trustees at The Baylor School in Chattanooga, Tennessee. Mr. Oehmig received his B.B.A. in economics from Transylvania University and his M.B.A. from the Owen Graduate School of Management at Vanderbilt University.

T. Hunter Nelson became one of our directors on December 1, 2004. He is a Principal with The Sterling Group, L.P., a private equity investment firm, which he joined in 1989, following the sale of Fiber Industries, Inc., where he served as Vice President of Administration and General Counsel from its formation in 1988. The Sterling Group provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by The Sterling Group is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Prior to joining Fiber Industries, Mr. Nelson was a Partner in the law firm of Andrews & Kurth L.L.P., which he joined in 1979. At Andrews & Kurth, Mr. Nelson specialized in mergers and acquisitions, securities and corporate finance and general corporate law. Mr. Nelson previously served on the boards of Sterling Diagnostic Imaging and Sterling Chemicals. He currently serves on the board of directors for Panolam Industries, Inc. and St. Joseph’s Hospital Foundation and on the foundation board of the University of Texas Medical Branch. Mr. Nelson received a B.B.A. in accounting and a J.D. with honors from the University of Texas at Austin.

Jean-Pierre L. Conte became one of our directors on December 1, 2004. He is currently chairman, managing director, and limited partner of Genstar Capital, L.P., the manager of Genstar Capital Partners III, L.P., a private equity limited partnership. Genstar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Genstar is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Conte joined Genstar in 1995. Prior to joining Genstar, Mr. Conte was a principal for six years at the NTC Group, Inc., a private equity investment firm. He has served as a director, chairman of the board, and a member of the compensation committee of PRA International, Inc. since 2001. Mr. Conte has served as chairman of Altra Industrial Motion, Inc.’s board of directors, since December 2004, and is a director of Propex Fabrics, Inc since December 2004, a director of American Pacific Enterprises, LLC since May 2004, a director of Panolam Industries International, Inc. since September 2005 and a director of Harlan Sprague Dawley, Inc. since December 2005. Additionally, Mr. Conte sits on the board of directors for the Cathedral School for Boys. Mr. Conte holds an M.B.A. from Harvard University and a B.A. from Colgate University.

Richard D. Paterson became one of our directors on December 1, 2004. He has been a Managing Director of Genstar Capital, L.P. and Genstar Capital LLC, private equity investment firms, since 1996. Genstar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Genstar is a stockholder in our parent, Propex Fabrics Holdings Inc. See “Item 13. Certain Relationships and Related Transactions-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” From 1987, Mr. Paterson was Executive Vice President of Genstar Investment Corporation, the Advisor to Genstar Capital Corporation, a private equity investment firm. Mr. Paterson was previously employed by Genstar Corporation, a TSE and NYSE listed company, from 1967 to 1987, having risen to the level of Senior Vice President and Chief Financial Officer. He is Chairman of New A.C. Inc. and serves on the boards of Installs, Inc; Woods Equipment Company; American Pacific Enterprises, LLC; North American Energy Partners Inc.; and Altra Industrial Motion, Inc. Mr. Paterson holds a Bachelor of Commerce degree from Concordia University and is a Chartered Accountant (Canada).

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

Gene G. Stoever became one of our directors on December 1, 2004. He was an audit partner with KPMG LLP from 1969 until his retirement in 1993. During his 32-year tenure with KPMG, he served domestic and multinational clients engaged in the manufacturing, refining, oil and gas, distribution, real estate and banking industries. Mr. Stoever currently serves on the board of directors and chairs the audit committee of Natural Gas Systems, Inc., and previously served on the boards and chaired the audit committees of Purina Mills, Sterling Diagnostic Imaging and Exopack. Mr. Stoever is a certified public accountant and received a B.B.A. in accounting with honors from the University of Texas at Austin.

Donald G. Mercer became one of our directors on December 1, 2004. From May 2005 to August 2005, Mr. Mercer also served as our Acting Chief Executive Officer until we could recruit Edmund A. Stanczak, Jr. He has been an investor in private and public companies since he retired from Mohawk Industries, Inc. in 1995. Mr. Mercer was a principal and senior officer of Mohawk between 1985 and 1995. Prior to joining Mohawk, Mr. Mercer held key management positions with Allied Signal Inc. and Salem Carpet Mills.

John C. Thornton became one of our directors on December 1, 2004. He is Chief Executive Officer of Thunder Enterprises, a Chattanooga, Tennessee-based firm involved in development, ranching and investments, since its founding in 1992. Mr. Thornton was the founder and former Chief Executive Officer of American Rug Craftsmen, an area rug manufacturer sold to Mohawk Industries, Inc. in 1993. Mr. Thornton was also chairman, founder and majority owner of American Weavers, a manufacturing company of afghan throw blankets and tabletop products, and sold his interest to The Stephens Group. He is currently a member of the board of trustees for the University of Tennessee and Baylor School, Chattanooga, Tennessee. Mr. Thornton formerly served as a member of the Board of Directors of NASDAQ-listed InBrand Corporation.

The Board and Board Committees

Our board supervises the management of Propex Fabrics Inc. as provided by Delaware law.

Our board has established the following committees:

•	The Executive Committee, consisting of Messrs. Henderson, Ladd, Oehmig, and Conte (Chairman), possesses certain of the powers and authority of our board with respect to the management and direction of our business and affairs, except as limited by Delaware law;

•	The Audit Committee, made up of Messrs. Nelson, Paterson, Mercer, and Stoever (Chair), recommends independent public accountants to our board, reviews our annual audit reports and reviews the fees paid to our external auditors among other functions. The Audit Committee will report its findings and recommendations to the board for ratification; and

•	The Compensation Committee, consisting of Messrs. Henderson, Oehmig (Chairman), Conte and Thornton, is charged with the responsibility for supervising executive compensation policies for us, administering the employee incentive plans, reviewing officers’ salaries, approving significant changes in executive employee benefits, and recommending to the board such other forms of remuneration as it deems appropriate.

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

In the fourth quarter of 2005, our board approved a Code of Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Ethics is filed as an exhibit to this report.

Issuance to and training for all North American employees is scheduled to occur early in 2006. Training for employees in Brazil is scheduled for the third quarter of 2006 with Europe scheduled to occur in the fourth quarter of 2006.

Item 11. Executive Compensation

The following sets forth information regarding compensation paid to our principal executive officers and the next four most highly compensated officers, referred to as the “named executive officers” for 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Awards		All Other Compensation
				Securities Underlying Options (d)	Payouts (e)
Edmund A. Stanczak, Jr. (a)	2005	$131,365	$130,052	14,000	$—	$3,756	(l)
President and
Chief Executive Officer

Bradford T. Mortimer (b)	2005	125,538	95,013	—	—	2,070,733	(f)
President	2004	227,894	114,100	—	—	56,503	(f)
Chief Executive Officer	2003	214,225	102,300	—	26,985	51,990	(f)

Donald G. Mercer (i)	2005	70,358	9,231	2,800	—	25,000
Acting Chief Executive Officer

Philip D. Barnes	2005	280,000	207,200	5,000	—	164,113	(g)
VP, Chief Financial Officer	2004	178,182	38,595	—	—	45,855	(g)
and Treasurer	2003	166,060	41,269	—	—	21,285	(g)

Ralph Clements	2005	200,000	120,000	1,750	—	200,869	(h)
Director, Manufacturing	2004	202,526	71,610	—	—	68,224	(h)
and Engineering	2003	193,721	92,600	—	48,476	45,851	(h)

John Stover (c)	2005	180,769	153,000	1,500	—	368	(k)
VP, General Counsel and
Secretary

Theo Stroot	2005	211,933	129,546	500	—	207,755	(j)
Managing Director,	2004	211,775	70,053	—	—	9,583
Europe	2003	223,020	56,196	—	—	10,027

(a)	Mr. Stanczak became our President and Chief Executive Officer beginning August 16, 2005. Joseph F. Dana succeeded Mr. Stanczak as Chief Executive Officer on March 20, 2006.
(b)	Mr. Mortimer resigned May 16, 2005 as President and Chief Executive Officer.
(c)	Mr. Stover joined the Company in February 2005.
(d)	Consists of options to purchase shares of Propex Fabrics Holdings Inc. Class A Common Stock at the exercise price of $100 per share.
(e)	Consists of payouts under long-term compensation plans.

(f)	Includes $2,550, $14,504 and $14,000 of 401(k) plan employer matching contributions in 2005, 2004 and 2003, respectively; $5,660, $21,376 of non-qualified retirement plan contributions in 2004 and 2003, respectively; $17,983 in additional severance payments in 2004; and $1,020,000 in severance payments, $47,730 in vacation payouts and BP divestiture incentives of $1,000,000 in 2005.
(g)	Includes $4,389, $14,350 and $13,450 of 401(k) plan employer matching contributions in 2005, 2004 and 2003, respectively; and $23,670 in additional severance payments in 2004; and $159,000 in BP divestiture incentives in 2005.
(h)	Includes $6,615, $13,000 and $14,000 of 401 (k) plan employer matching contributions in 2005, 2004 and 2003, respectively; $18,391 and $16,686 of BP non-qualified retirement plan contributions in 2004 and 2003 respectively; and $16,025 in additional severance payments in 2004; and $193,000 in BP divestiture incentives in 2005.
(i)	Mr. Mercer, as a member of the Board of Directors received a $25,000 director fee in 2005, and served as our Acting Chief Executive Officer from May 2005 to August 2005.
(j)	Includes $196,491 in BP divestiture incentives in 2005.
(k)	Represents $154 in 401(k) plan employer matching contributions in 2005.
(l)	Represents $3,185 in 401(k) employer matching contributions in 2005.

There were no exercises of Propex Fabrics Holdings Inc. options during 2005.

Option Grants in Last Fiscal Year (a)

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Present Value (b)
Edmund A. Stanczak, Jr.	14,000	38.1%	$100	December 1, 2014	$266,000
Donald G. Mercer	2,800	7.6%	100	December 1, 2014	53,200
Philip D. Barnes	5,000	13.6%	100	December 1, 2014	95,000
John Stover	1,500	4.1%	100	December 1, 2014	28,500
Theo Stroot	500	1.4%	100	December 1, 2014	9,500

(a)	Consists of nonqualified options to purchase one share of Class A Common Stock of the Company’s parent, Propex Fabrics Holdings Inc.
(b)	As determined by the Black-Scholes pricing model. See Note 1 to our consolidated financial statements included in this report for a discussion of the assumptions used.

Other Agreements

On June 20, 2005, a fully executed Separation Agreement and Mutual General Release of Claims, dated as of June 1, 2005 among Propex Fabrics Inc., Propex Fabrics Holdings Inc., our parent company, and Bradford T. Mortimer, our former President and Chief Executive Officer, was delivered to us. The agreement provides for severance of $1.0 million and a $0.1 million bonus to Mr. Mortimer and, among other things, Mr. Mortimer’s agreement not to compete with us for a period of three years. These amounts were paid in 2005, and included in selling, general and administrative expenses in the accompanying statements of income for 2005.

The Board of Directors of the Company, at a meeting held on May 12, 2005, adopted a resolution amending the By-Laws of the Company. The Company shall compensate directors for their services, and for their attendance at regular and special meetings of the Board of Directors, and at committee meetings thereof, through payment of a director’s fee in an amount to be determined by the Board of Directors. In addition, the Company shall reimburse directors for reasonable expenses incurred in connection with their services and attendance at such meetings. The Board of Directors may also establish an additional fee payable to the Chairman of the Board in consideration of his services.

Annual Incentive Plans

During 2005, the Company’s board approved an annual incentive plan for U.S. salaried employees and managing directors of Europe and Brazil along with a cash bonus plan for U.S. hourly employees. The incentive plans are administered by the Compensation Committee of the Board of Directors. The plans provide for a bonus pool to be paid to participants if a target level of financial performance is achieved. If our actual financial performance exceeds or falls short of the targeted level of performance, the amount of the pool available to be paid will increase or decrease, respectively. The Compensation Committee will recommend to the Board of Directors the total pool, the target financial performance, the participants and each participant’s share of the potential pool.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our capital stock is owned by Propex Fabrics Holdings Inc. The following table presents certain information regarding the ownership of shares of Propex Fabrics Holdings Inc.’s common stock by the named executive officers, each director of Propex Fabrics Holdings Inc. and Propex Fabrics Inc., all directors and officers as a group and each person who is the beneficial owner of more than 5% of the outstanding voting common stock of Propex Fabrics Holdings Inc. As of December 31, 2005, Propex Fabrics Holdings Inc. had 693,450 shares of voting common stock and 17,000 shares of non-voting common stock outstanding. Except as otherwise indicated in the notes to the table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common stock. Except as otherwise indicated, the address of each of the beneficial owners is c/o Propex Fabrics Holdings Inc., 260 The Bluffs, Austell, Georgia 30168.

Notwithstanding the beneficial ownership of common stock presented below, the investor stockholders agreement governs the exercise of voting rights of the stockholders party thereto with respect to the election of directors and certain other material events. The parties to the investor stockholders agreement have agreed to vote their shares to elect the board of directors as set forth therein. See “Item 13. Certain Relationships and Related Transactions-Stockholders Agreements.”

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

Name and Address of Beneficial Owner (as of December 31, 2005)	Amount and Nature of Beneficial Ownership of Common Stock	% of Outstanding Voting Common Stock
Edmund A. Stanczak, Jr.	3,500	*
Philip D. Barnes	2,250	*
Ralph Clements	1,000	*
John Stover	1,500	*
Theo Stroot	1,000	*
George W. Henderson, III	1,000	*
Donald G. Mercer	2,000	*
Gene G. Stoever	1,000	*
John C. Thornton	3,000	*
William C. Oehmig (a)	—	—
T. Hunter Nelson (a)	—	—
Jean Pierre L. Conte (b)	—	—
Richard D. Paterson (b)	—	—
Robert T. Ladd (c)	—	—
Directors and executive officers as a group (14 persons)	16,250	2.3%

Sterling Group Partners I, L.P. Eight Greenway Plaza, Suite 702 Houston, Texas 77046	250,000	36.1	%(a)

Genstar Capital III, L.P. Four Embarcadero Center, Suite 1900 San Francisco, California 94111	250,000	36.1	%(b)

D.E. Shaw Laminar Portfolios, L.L.C. 120 West 45th Street New York, New York 10036	100,000	14.4	%(c)

Paribas North America, Inc. 787 Seventh Avenue New York, New York 10019	50,000	4.8	%(d)

(a)	Sterling Group Partners I GP, L.P. is the sole general partner of Sterling Group Partners I, L.P. Sterling Group Partners I GP, L.P. has five general partners, each of which is wholly-owned by one of Frank J. Hevrdejs, William C. Oehmig, T. Hunter Nelson, John D. Hawkins and C. Kevin Garland. Each of these individuals disclaims beneficial ownership of the shares owned by Sterling Group Partners I, L.P.
(b)	Genstar Capital III, L.P. is the sole general partner of each of Genstar Capital Partners III, L.P. and Stargen III, L.P., which will be the record owners of the shares listed. Genstar III GP LLC is the sole general partner of Genstar Capital III, L.P. Jean-Pierre L. Conte, Richard F. Hoskins and Richard D. Paterson is a managing member of Genstar III GP LLC. In such capacity, Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially owned, or deemed to be beneficially owned, by Genstar III GP LLC, but disclaim such beneficial ownership.
(c)	D.E. Shaw Laminar Portfolios, L.L.C. purchased its interest in Propex Fabrics Holdings Inc. from its affiliate, Laminar Direct Capital, L.P. in July 2005.
(d)	Due to regulatory requirements applicable to affiliates of Paribas North America, Inc., 17,000 shares of the common stock it owns are non-voting common stock, otherwise like the voting common stock in all material respects, and 33,000 shares are voting common stock.

Item 13. Certain Relationships and Related Transactions

Advisory Services Agreement

Pursuant to an agreement among The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., referred to in the agreement as the “sponsors,” and Propex Fabrics Holdings Inc. and certain of its subsidiaries, including us, referred to in the agreement as the “companies,” the sponsors have agreed to provide consulting and advisory services with respect to the organization of the companies, the structuring of the transactions, employee benefit and compensation arrangements and other matters. The agreement also provides that each of the companies, jointly and severally, will indemnify the sponsors against liabilities relating to their services. For these services, the companies paid, at the closing of the transactions, a one-time transaction fee of $6.8 million to be shared among the sponsors, and the companies reimbursed the sponsors for their expenses. As of January 1, 2005, the companies paid to the sponsors a management fee of $0.5 million. In addition, the agreement provides that on each March 31 from March 31, 2006 through March 31, 2014, we will pay the sponsors whose services have not terminated in accordance with the agreement, as a group, an annual management fee in cash totaling the greater of $0.5 million or 1.0% of our EBITDA for the previous twelve month period ended December 31.

In addition, the agreement provides that if we acquire any business or assets having a value of $1.0 million or more, referred to in the agreement as a “future corporate transaction,” or offer our securities for sale publicly or privately or to otherwise raise any debt or equity financing, referred to in the agreement as a “future securities transaction,” we will retain one or more of the sponsors, whose services have not been terminated in accordance with the agreement, as a group, as consultants with respect to the transaction. For any future corporate transactions, the relevant sponsors are entitled under the agreement to receive a fee in the amount of 1.0% of the aggregate consideration paid for the acquisition plus the aggregate amount of assumed liabilities and, regardless of whether such future corporate transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith. For any future securities transactions, the relevant sponsors are entitled to receive under the agreement a fee in the amount of 0.5% of the aggregate gross proceeds to the companies from such transaction and, regardless of whether such future securities transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith.

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

Item 14. Principal Accountant Fees and Services

Engagement of the Independent Registered Public Accounting Firm. The Audit Committee is responsible for approving every engagement of Ernst and Young, LLP to perform audit work. The Audit Committee’s pre-approval policy provides as follows:

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

Auditor Fees

	Year Ended December 31,
	2005	2004
	(in millions)
Ernst & Young
Services provided:
Audit fees	$1.3	$0.5
Audit-related fees	0.1	0.4
Tax fees	0.2	0.1
Other accounting fees	0.1	1.1

Total fees	$1.7	$2.1

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) and (2) Financial Statements and Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data” and Schedule II – Valuation and Qualifying Accounts at the end of this report.

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes therein.

(3) Exhibits

Exhibit Number		Description
3.1	—	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

3.2	—	Amended Bylaws of Propex Fabrics Inc. (filed as Exhibit 3.2 to Propex Fabrics Inc.’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

4.1	—	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	—	Form of 10% Senior Note due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

10.1	—	Employment Agreement, dated August 11, 2005, among Propex Fabrics Inc. and Edmund A. Stanczak, Jr. (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on August 12, 2005 and incorporated herein by reference).

10.2	—	Propex Fabrics Holdings Inc. 2005 Stock Awards Plan, effective October 24, 2005 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s 8-K filed on October 28, 2005 and incorporated herein by reference).

10.3	—	Propex Fabrics Holdings Inc. form of non-qualified stock agreement for employees, effective October 24, 2005 (filed as Exhibit 10.2 to Propex Fabrics Inc.’s 8-K filed on October 28, 2005 and incorporated herein by reference).

10.4	—	Propex Fabrics Holdings Inc. form of non-qualified stock agreement for directors, effective October 24, 2005 (filed as Exhibit 10.3 to Propex Fabrics Inc.’s 8-K filed on October 28, 2005 and incorporated herein by reference).

10.5	—	Stock Purchase Agreement, dated December 30, 2005, by and among Propex Fabrics Inc., SI Concrete Systems Corporation, SI Geosolutions Corporation and the sellers named therein (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on January 6, 2006 and incorporated herein by reference).

10.6	—	Amendment No. 1 to Stock Purchase Agreement, dated January 30, 2006 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on February 3, 2006 and incorporated herein by reference).

10.7	—	Credit Agreement, dated January 31, 2006, by and among Propex Fabrics Inc., the lenders named therein and BNP Paribas as Administrative Agent (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on February 6, 2006 and incorporated herein by reference).

10.8	—	Amendment of Credit Agreement, dated February 20, 2006, by and among Propex Fabrics Inc., the lenders named therein and BNP Paribas as Administrative Agent.

10.9	—	Asset Purchase Agreement by and between Propex Fabrics Inc. and Aladin Manufacturing Corporation dated March 1, 2006 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s 8-K filed on March 7, 2006 and incorporated herein by reference).

Exhibit Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Ethics.

21.1	Subsidiaries of Propex Fabrics Inc.

24.1	Powers of attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized to sign on March 31, 2006.

PROPEX FABRICS INC.

By:	/s/ PHILIP D. BARNES
Philip D. Barnes
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 31, 2006.

Name and Title
/s/ Joseph F. Dana
Joseph F. Dana
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Philip D. Barnes
Philip D. Barnes
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

*
George E. Henderson, III
Chairman

*
William C. Oehmig
Director

*
T. Hunter Nelson
Director

*
Jean-Pierre L. Conte
Director

*
Richard D. Paterson
Director

*
Robert T. Ladd
Director

*
Donald G. Mercer
Director

*
Gene G. Stoever
Director

*
John C. Thorton
Director

*By:	/s/ Philip D. Barnes
Philip D. Barnes

Attorney-in-fact for persons indicated

Schedule II – Valuation and Qualifying Accounts

(In Millions)

	Balance at January 1	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31,
Year ended December 31, 2005
Allowance for doubtful accounts	$3.9	$0.2	$(1.3)	$2.8
Allowance for discounts and returns	0.5	—	(0.1)	0.4
Reserve for inventories	—	1.4	—	1.4
Deferred tax asset valuation allowance	26.4	0.7	(1.4)	25.7

	Balance at December 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31,
One month ended December 31, 2004
Allowance for doubtful accounts	$3.7	$0.2	$—	$3.9
Allowance for discounts and returns	0.5	—	—	0.5
Deferred tax asset valuation allowance	26.3	0.6	(0.5)	26.4

	Balance at January 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at November 30,
Eleven months ended November 30, 2004
Allowance for doubtful accounts	$3.7	$—	$—	$3.7
Allowance for discounts and returns	0.6	—	(0.1)	0.5
Reserve for inventories	1.6	0.8	—	2.4
Deferred tax asset valuation allowance	18.3	0.2	—	18.5

	Balance at January 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31,
Year ended December 31, 2003
Allowance for doubtful accounts	$2.3	$1.5	$(0.1)	$3.7
Allowance for discounts and returns	0.6	—	—	0.6
Reserve for inventories	1.5	0.1	—	1.6
Deferred tax asset valuation allowance	11.8	6.5	—	18.3