Form 10-Q
period 2006-03-31
Propex Fabrics Inc.
filed 2006-05-15
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant is a wholly-owned subsidiary of Propex Fabrics Holdings Inc., and there is no public market for the Registrant’s common stock.

Number of shares of common stock outstanding at May 12, 2006: 10 shares

Propex Fabrics Inc.

Table of Contents to Form 10-Q

For the Quarter Ended March 31, 2006

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Fabrics Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$24.7	$58.3
Accounts receivable, net (Note 3)	130.5	92.6
Inventories, net (Note 4)	149.1	94.6
Deferred income taxes	20.1	3.5
Prepaid expenses and other current assets	14.4	9.3
Assets held for sale (Note 6)	26.2	26.7

Total current assets	365.0	285.0

Other assets:
Goodwill (Note 7)	39.5	—
Intangible assets, net (Note 7)	39.2	8.4
Deferred income taxes	19.0	15.8
Other assets	14.7	12.9

	112.4	37.1

Property, plant, and equipment, net (Note 5)	253.9	164.3

	$731.3	$486.4

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$64.4	$42.5
Accrued liabilities	30.1	19.1
Current portion of debt and accrued interest	81.5	11.1
Restructuring costs (Note 8)	4.9	1.7
Other current liabilities	3.0	3.2

Total current liabilities	183.9	77.6

Debt, less current portion (Note 13)	386.1	244.8
Deferred income taxes	17.0	8.6
Accrued pension and other postretirement benefit liabilities (Notes 10 and 11)	51.4	52.5
Other non-current liabilities	1.1	1.1

	455.6	307.0
Total stockholders’ equity	91.8	101.8

Total liabilities and stockholders’ equity	$731.3	$486.4

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated Statements of Operations

(In Millions)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Net revenue	$191.2	$161.5
Cost of sales	162.8	136.7

Gross profit	28.4	24.8
Operating expenses:
Selling, general and administrative	26.0	14.2
In-process research and development (Note 2)	3.7	—
Restructuring costs (Note 8)	3.0	—
Impairment of long-lived assets (Note 5)	5.5	—

Operating income (loss)	(9.8)	10.6
Other (income) expense	(0.3)	0.1

Income (loss) before interest and income taxes	(9.5)	10.5
Interest expense, net	12.1	5.2

Income (loss) before income taxes	(21.6)	5.3
Income tax provision (benefit) (Note 12)	(8.2)	2.1

Net income (loss)	$(13.4)	$3.2

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Condensed Consolidated Statements of Cash Flows

(In Millions)

	Three months ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(13.4)	$3.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.6	4.5
Non-cash interest on debt	10.0	4.3
Impairment of long-lived assets	5.5	—
Pension and postretirement benefit costs	(0.6)	0.7
Deferred income taxes	(9.1)	1.4
In-process research and development	3.7	—
Changes in operating assets and liabilities	(6.2)	(9.9)

Net cash provided by (used in) operating activities	(3.5)	4.2

Cash flows from investing activities
Capital expenditures	(0.9)	(0.5)
Acquisitions of business (net of cash acquired)	(229.6)	—

Net cash used in investing activities	(230.5)	(0.5)

Cash flows from financing activities
Payments of long-term debt	(104.5)	(1.4)
Debt issuance costs	(5.3)	—
Proceeds from issuance of debt	310.0	—

Net cash provided by (used in) financing activities	200.2	(1.4)

Effect of changes in foreign exchange rates on cash and cash equivalents	0.2	(0.3)

Change in cash and cash equivalents	(33.6)	2.0
Cash and cash equivalents – Beginning of period	58.3	24.1

Cash and cash equivalents – End of period	$24.7	$26.1

The accompanying notes are an integral part of these financial statements.

Propex Fabrics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Fabrics Inc. (the “Company”), formerly Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business”), is the world’s largest independent producer of primary and secondary carpet backing and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. The Company has been engaged in the textile industry since 1884 and was wholly-owned by its former parent company BP p.l.c. (“BP”) until November 30, 2004.

On December 1, 2004, the Company acquired the Business from BP and became a stand-alone company. This transaction is referred to as the “BP Acquisition.”

On January 31, 2006, pursuant to a stock purchase agreement dated December 30, 2005, as amended, by and among us, the Company, SI Concrete Systems Corporation, (“SICSC), SI Geosolutions Corporation, (“SIGC”), and the holders of the capital stock of SICSC and SIGC, the Company acquired all the outstanding capital stock of SICSC and SIGC, collectively known as SI, for approximately $232.5 million, comprised of the $227.7 million cash price, including adjustments, paid to the seller and $4.8 million of direct acquisition related costs. This transaction is referred to as the “SI Acquisition.” Note 2 to the condensed consolidated financial statements include a preliminary purchase price allocation for the SI Acquisition.

Basis of Presentation

The condensed consolidate financial statements of the Company, including the wholly-owned foreign subsidiaries, are prepared in conformity with U.S. generally accepted accounting principles. All significant Intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

For stock-based compensation effected prior to December 31, 2005, the Company accounted for stock-based compensation using the minimum value method as prescribed under Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and provided the disclosure-only provisions of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – An Amendment to FASB No. 123” (“SFAS No. 148”), providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment” (“SFAS No. 123(R)”) using the prospective transition method. There were no grants of stock-based compensation during the quarter ended March 31, 2006.

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

Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2006, the statements of income for the three months ended March 31, 2006 and 2005, the statements of cash flows for the three months ended March 31, 2006 and 2005 and related notes are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited consolidated financial statements be read in conjunction with the audited condensed consolidated financial statements and the related footnotes included within its Form 10-K filing for the period ended December 31, 2005.

Earnings Per Share Data

Because Propex Fabrics Inc. is a wholly-owned subsidiary of Propex Fabrics Holdings Inc. and its stock is not publicly traded, earnings per common share data is excluded from presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the notes to the condensed consolidate financial statements. Actual results could differ from the estimates and assumptions used.

Goodwill and Other Intangible Assets

On January 31, 2006, the Company acquired all the outstanding capital stock of SI. Intangible assets created as a result of the SI Acquisition have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), which required their valuation to fair value as of the acquisition date. The Company has provided a preliminary purchase price allocation in Note 2 to the condensed consolidated financial statements. The fair value calculations were completed with the assistance of an independent third party valuation specialist. However, as the Company continues to evaluate and refine certain estimates, the allocation of fair value across assets and segments could be adjusted.

Goodwill is the excess of the purchase price over the fair value of the net assets acquired. It is not amortized but is tested for impairment annually. Intangibles specifically identified such as customer relationships, patents and trade names are amortized over their estimated useful lives.

Deferred Financing Costs

Deferred financing costs represent certain capitalized costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest method. These capitalized costs have been recorded within “Other Assets” in the Balance Sheets.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment”, a revision of SFAS 123. SFAS 123(R) requires all shared-based compensation awards granted, modified or settled after December 15, 2005 to be accounted for using the fair value method of accounting. We adopted SFAS 123(R) on January 1, 2006, as described in Note 20 to the condensed consolidated financial statements, and the adoption did not have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”) as an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”). The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that are not expected to result in significant changes in the cash flows of the reporting entity. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s March 1, 2006 agreement to sell its Roanoke, Alabama manufacturing facility is structured as a like-kind exchange for tax purposes, and as such, the future accounting will be consistent with this Statement. The Roanoke facility sale was consummated on April 3, 2006, and the accounting effects will be recognized during the Company’s second fiscal quarter ended June 30, 2006.

2. SI Acquisition

On January 31, 2006, the Company acquired all the outstanding capital stock of SI for approximately $232.5 million, comprised of the $227.7 million cash price, including adjustments, paid to the seller and $4.8 million of direct acquisition related costs. We financed the total purchase price with borrowings under a refinanced senior credit facility as described more fully in Note 13 to the condensed consolidated financial statements and approximately $29.2 million of cash on-hand.

In accordance with SFAS No. 141, the Company allocated the total purchase price of the SI Acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of the SI Acquisition is expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”), goodwill will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

Preliminary Purchase Price Allocation

The preliminary allocation of the total purchase price of SI’s net tangible and intangible assets was based on their estimated fair values as of January 31, 2006. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill. The total purchase price of $232.5 million has been allocated as follows (in millions):

Tangible assets acquired and liabilities assumed:

Cash	$2.9
Accounts receivable, net	26.5
Inventory	46.6
Deferred income tax assets	4.9
Other current assets	5.7
Property, plant and equipment	97.6
Other non-current assets	3.4
Goodwill	39.5
Other intangible assets	32.7
In-process research and development	3.7
Current liabilities	(28.6)
Deferred income tax liability	(2.4)

Total purchase price	$232.5

A preliminary estimate of $3.7 million has been allocated to in-process research and product development and charged to expense in the quarter ended March 31, 2006.

Other intangible assets

The fair value of other intangible assets has been estimated through the use of an independent third-party valuation firm that used the discounted debt-free cash flow method to value these identifiable intangible assets, which are subject to amortization. These estimates are based on a preliminary valuation and are subject to change upon management’s review of the final valuation. The following table sets forth the components of these other intangible assets resulting from the SI Acquisition and their weighted average estimated useful lives at January 31, 2006 (dollars in millions):

	Preliminary Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$24.2	7
Trademarks and trade names	3.4	20
Patents	5.1	15

Other intangible assets	$32.7

The following is a brief description of the types of intangibles identified as a result of the SI Acquisition:

•	Customer relationships. SI has developed a number of long-standing customer relationships that have a probability of continuing into the future.

•	Trademarks and trade names. SI has established several leading trademarks and trade names primarily focused on geosynthetic and concrete reinforced fibers applications. In the geosynthetic product area, SI has Geotex®, Landlok® and Pyramat® fabrics which are designed to help drain, separate, and stabilize soils in civil engineering and environmental applications. In the concrete fiber product area, SI has Fibermesh® polypropylene fibers for use as a secondary reinforcement for concrete and Novocan® steel fibers and Novomesh® blends of polypropylene and steel fibers for use in more demanding applications such as composite metal desks and industrial slabs.

•	Patents. SI has patented several of its fibers or products such as its X3® technology for use in Landlok® and Pyramat®. These patents have strengthened the market position of SI’s Geotex®, Landlok® and Pyramat® geosynthetic fabric trademarks.

The operations of SI are included in the Statement of Operations beginning January 31, 2006, the Acquisition date.

Tangible assets acquired

The following table summarizes the estimated fair value of fixed assets acquired from SI and their estimated useful lives at January 31, 2006 (dollars in millions):

	Preliminary Fair Value	Weighted-Average Useful Life (in years)
Land	$2.3	N/A
Buildings and land improvements	22.9	35
Machinery, equipment and other	71.6	6
Construction in progress	0.8	N/A

Total tangible assets	$97.6

Pro forma results

The following unaudited pro forma financial information presents the results of operations of the Company as if the SI Acquisition had occurred as of the beginning of the periods presented. Pro forma adjustments increasing net income by $31.8 million for the quarter ended March 31, 2006, and pro forma adjustments decreasing net income by $3.0 million for the quarter ended March 31, 2005 have been reflected in the combined unaudited pro forma results presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial conditions of the Company that would have been reported had the SI Acquisition been completed as of the dates presented, and should not be taken as representative of the future results of operations or financial condition of the Company. Due to its non-recurring nature, the in-process research and development charges have been removed from the March 31, 2006 pro forma results. Pro forma results were as follows for the quarters ended March 31, 2006 and 2005:

	Quarter ended March 31,
	2006	2005
	(in millions)
Net revenue	$206.3	$229.2

Net loss	$(7.0)	$(0.1)

3. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Trade accounts receivable, gross	$134.6	$95.8
Less:
Allowance for discounts and returns	(0.4)	(0.4)
Allowance for doubtful accounts	(3.7)	(2.8)

Accounts receivable, net	$130.5	$92.6

4. Inventories

Inventories are stated at the lower of cost or market value. All work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally, except for Brazil, which uses the average cost method. All raw materials, storehouse stock, process material, and packaging inventories are carried at average cost.

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Raw materials	$27.6	$13.0
Work in process	20.9	20.3
Finished goods	90.0	53.6

	138.5	86.9
Storehouse stock and other	10.6	7.7

Total inventories, net	$149.1	$94.6

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
Land	$15.4	$13.2
Buildings and land improvements	77.3	54.2
Machinery, equipment and other	175.2	107.9
Construction in progress	4.7	3.1

Total property, plant and equipment	272.6	178.4
Less: Accumulated depreciation	(18.7)	(14.1)

Property, plant and equipment, net	$253.9	$164.3

As of March 31, 2006, the Company had developed a plan to restructure its Seneca, South Carolina plant. The plan involves gradually closing the facility and relocating the manufacturing activities and certain manufacturing assets to the Company’s Ringgold, Georgia facility. As such, during the quarter ended March 31, 2006, the Company recorded as $5.5 million non-cash impairment charge to write down the net book value to fair market value of the excess equipment, which will not be relocated. This charge is included in the United States asset segment.

The property, plant and equipment at March 31, 2006 and December 31, 2005 exclude the Austell, Georgia and Roanoke, Alabama assets, which have been presented separately as assets held for sale, as described more fully below in Note 6 to the condensed consolidated financial statements.

6. Assets Held for Sale

During the fourth quarter of 2005, management decided it would be more economical to relocate its Austell, Georgia headquarters to smaller leased office facilities and to relocate the research and development-scale manufacturing equipment to other plant locations. In addition, selling the Austell building would generate significant cash for the business as well as generate operating expense savings. Subsequent to the SI Acquisition, the Company decided to relocate its headquarters to SI’s existing headquarters in Chattanooga, Tennessee. This decision has no effect on the prior decision regarding the disposition of the Austell facility.

On December 31, 2005, the Company determined that the held for sale criteria in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) had been met for the Austell facility. Accordingly, the carrying value of the Austell facility was adjusted to its fair value less costs to sell, of $5 million, which was determined based on quoted market prices of similar assets. The resulting $5.9 million impairment loss, comprised of $0.9 million related to the Austell facility and $5.0 million related to the Austell research and development-scale manufacturing assets and software was recorded in the fourth quarter of 2005.

On April 3, 2006, the Company completed the sale of its Roanoke, Alabama carpet backing manufacturing facility to Aladdin Manufacturing Corporation for $70.5 million, subject to certain price adjustments. As the Company entered into a March 1, 2006 asset sale agreement, the Roanoke facility assets were reported as assets held for sale.

The following table shows the components of Assets held for sale as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in millions)
Austell Facility
Land	$1.0	$1.0
Buildings and land improvements	4.0	4.0

	5.0	5.0

Roanoke Facility
Land	0.3	0.3
Buildings and land improvements	8.9	9.1
Machinery, equipment and other	12.0	12.3

	21.2	21.7

Total assets for sale	26.2	26.7

7. Goodwill and Other Intangible Assets

	March 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in millions)
Goodwill	$39.5	N/A	N/A	N/A

Intangible assets subject to amortization:
Customer relationships	27.1	(2.7)	3.3	(1.9)
Software Licenses	1.2	(0.2)	1.2	(0.1)
Patents	5.4	(0.3)	0.3	(0.1)
BP non-compete agreement	7.6	(2.3)	7.6	(1.9)
Trademarks and tradenames	3.4	—	—	—

Total intangible assets	$44.7	$(5.5)	$12.4	$(4.0)

Amortization of intangibles totaled $1.5 million in the quarter ended March 31, 2006 and $0.8 million in the quarter ended March 31, 2005. The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five years and thereafter:

(in millions)
2006	$4.1
2007	5.5
2008	5.5
2009	5.5
2010	4.2
Thereafter	14.4

$39.2

8. Restructuring Costs

Restructuring reserves for the quarters ended March 31, 2006 and 2005 are summarized as follows:

	March 31, 2006	March 31, 2005
	(in millions)
Balance at January 1	$1.7	$0.9
Cash payments	(1.5)	(0.2)
Accrual for new committed / announced program	3.0	—
Reserves acquired through SI acquisition	1.7	—

Balance at period end	$4.9	$0.7

Selling, General and Administrative Redundancy

For the three months ended March 31, 2006, the Company recognized $3.0 million in restructuring expense related to severance benefits for certain Austell, Georgia facility employees, including our former President and CEO, Mr. Edmund A. Stanczak, Jr., who was replaced by Mr. Joseph F. Dana. As part of integrating the newly acquired SI with the Company and as part of relocating the Company headquarters to Chattanooga, Tennessee, most of the Austell, Georgia employees are being made redundant. The Company currently estimates it will accrue an additional $2.5 million related to severance for these redundancies primarily in the selling, general and administrative area over the remainder of the year. Total payments of approximately $4.0 million are expected to be paid out during 2006.

Shift Reduction in Germany

Cash payments for the three months ended March 31, 2006, primarily relate to the Germany facility’s restructuring program which eliminated the weekend production shift and trimmed certain benefits to better reflect the current market situation. These restructuring payments will be completed by June 2006.

Seneca Restructuring

At March 31, 2006, the Company had developed a plan to restructure its Seneca, South Carolina plant. The Company estimates the total restructuring expense and capital expenditures to be approximately $12.5 million, consisting of severance and employee relocation costs of approximately $1.5 million, equipment relocation costs of approximately $5.5 million, comprised of $3.0 million in expense and $2.5 million in capital expenditures for building modifications, and non-cash equipment impairment charges of approximately $5.5 million. The equipment impairment charges were recorded in the quarter ended March 31, 2006. There are no restructuring accruals related to the Seneca closing included in our March 31, 2006 results. This plant closure and relocation process is scheduled to begin in July 2006 and is expected to be completed by the end of 2006.

SI Acquisition

With the SI Acquisition, $1.7 million in restructuring liabilities were included on the January 31, 2006 opening balance sheet related to the former SI restructuring activities. In October 2005, the former SI Corporation sold its Chickamauga, Georgia plant to Shaw Industries. At January 31, 2006, $1.1 million in severance reserves were accrued related to the Shaw transaction. The majority of the related cash payments will be completed during 2006, with the final payments by March 2007.

In June 2005, the former SI Corporation closed its Genesee, Idaho plant. At March 31, 2006, there were $0.5 million in reserves related to existing contracts and closing the site. The related cash payments will be made over the next several years, ending in 2010.

The following represents restructuring reserves and payments by activity and segment at March 31, 2006 (in millions):

	Concrete Fiber	Furnishings	Geosynthetics	Industrial Products	Europe	Total
Balance at January 1, 2006	$—	$—			$1.7	$1.7
Reserves acquired through SI acquisition	—	1.1	$0.6	$—		1.7
Severance payments related to Selling, General and Administrative redundancy	—	(0.4)	—	—	—	(0.4)
Maintenance payments related to the Genesee closure	—	—	(0.1)	—	—	(0.1)
Severance payments related to shift reduction in Germany	—	—	—	—	(1.0)	(1.0)
CEO severance	0.1	1.0	0.3	0.2		1.6
Severance accruals related to Selling, General and Administrative redundancy	0.1	0.9	0.2	0.2	—	1.4

Balance at March 31, 2006	$0.2	$2.6	$1.0	$0.4	$0.7	$4.9

In 2001, the Company began an early retirement program in Germany. This is the primary component in the restructuring accrual at March 31, 2005, and is included in the Europe segment.

9. Comprehensive Income

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three months ended March 31,
	2006	2005
	(in millions)
Net income (loss)	$(13.4)	$3.2
Foreign currency translation gain (loss)	3.4	(2.4)

Comprehensive income (loss)	$(10.0)	$0.8

10. Pension Benefits

The Company is in the process of harmonizing benefits between itself and the newly acquired SI. Currently, there are different benefit plans applicable to i.) employees of the Company as it existed prior to making the SI Acquisition (hereafter referred to as “Heritage Propex”) and ii.) employees of the newly acquired SI. The Company sponsors two defined benefit pension plans in the U.S. for Heritage Propex employees, who have completed a qualifying length of service. There is no defined benefit pension plan applicable to employees of the newly acquired SI. The Company operates an unfunded defined benefit pension plan in Germany and a funded defined benefit plan in Brazil, which are available to employees after meeting certain service levels. Benefits for all plans are generally based on employees’ years of service and salary levels. For the U.S. plants, contribution amounts are determined by independent actuaries using an actuarial method that has an objective of providing an adequate fund to meet pension obligations as they mature.

In 2005, the Company restructured its retirement compensation for its U.S. salaried employees. In July 2005, the Company amended its U.S. Cash Value Retirement Plan (the “Cash Value Plan”) for salaried employees to curtail earned benefits under such plan as of August 31, 2005. The Cash Value Plan was closed to new participants on June 10, 2005. The Company’s U. S. Cash Balance Retirement Plan for hourly employees was not changed, but that plan was also closed to new participants on June 10, 2005.

Components of net periodic pension costs (benefits) were as follows:

	Three months ended March 31,
	2006	2005
	(in millions)
Components of net periodic pension cost

Service cost	$0.5	$1.0
Interest cost	1.5	1.6
Expected return on plan assets	(1.3)	(1.4)
Amortization of transition amount	—	0.1
Amortization of unrecognized actuarial loss	0.1	—

Net periodic pension cost	$0.8	$1.3

During the three month period ended March 31, 2006, the Company contributed $1.3 million to the U.S. pension plans versus $0.7 million during the three month period ended March 31, 2005. Under the present plans, the Company expects to contribute $7.9 million to its U.S. pension plans during the remainder of 2006.

In 2005, the Board of Directors approved an enhancement to the Company’s 401(k) plan for salaried employees in the U.S. Beginning September 1, 2005, participants receive a 100% match from the Company on the contributions they make up to 6% of pay, as pay is defined in the 401(k) plan. This provides a maximum employer match of 6% of pay. Previously, the Company matched 50% of participant contributions up to 6%, a maximum of 3% of pay. For U.S. employees of the newly acquired SI, the Company currently matches 50% participant contributions up to 6%, or a maximum of 3% of pay. The Company contributed $1.2 million and $0.2 million in employer matching 401(k) contributions in the three months ended March 31, 2006 and 2005, respectively.

11. Other postretirement benefits

The Company is in the process of harmonizing benefits between itself and the newly acquired SI.

The Company provides certain health care and life insurance benefits for retired employees in the United States. Costs borne by the Company for retirees are based on age and length of service at retirement. The health care benefits are provided through the Company’s medical benefit plan, and a group term life insurance plan. For U.S. employees of the newly acquired SI, there are currently no post-retirement benefits.

As part of the BP Acquisition, BP retained the liability for all retirement-eligible employees as of December 1, 2004. Subsequent to the BP Acquisition, the Company modified the program to limit future participation to employees within 10 years of retirement eligibility as of December 1, 2004 and curtailed program benefits for retirees when they reach the age of 65 or are Medicare eligible.

Currently, there are no postretirement benefits applicable to employees of the newly acquired SI.

Components of net periodic benefit costs were as follows:

	Three months ended March 31,
	2006	2005
Components of net periodic benefit cost

Service cost	$—	$—
Interest cost	0.1	0.1
Amortization of unrecognized actuarial loss	—	—

Net periodic benefit cost	$0.1	$0.1

12. Income Taxes

The Company’s effective income tax rate was 38.0% for the three months ended March 31, 2006 and 39.6% for the three months ended March 31, 2005. The effective income tax rate for the remainder of 2006 is expected to be consistent with the first three months of 2006.

	Three months ended March 31,
	2006	2005
	(in millions)
Income tax at statutory rate	$(7.5)	$1.8
Permanent income tax disallowances	0.1	0.1
State taxes, net of federal benefit	(0.5)	0.1
Foreign tax rate differences	(0.3)	—
Valuation allowances	—	0.1

Income tax (benefit) provision	$(8.2)	$2.1

13. Long-Term Debt

On January 31, 2006, the Company entered into a new credit agreement (the “Credit Agreement”) by and among the Company, as borrower, the lenders named therein and BNP Paribas as Administrative Agent. The Credit Agreement provides for a $360 million senior credit facility, comprised of a $260 million term loan facility, a $50 million revolving credit facility and a $50 million bridge loan facility. This agreement replaces the credit agreement dated as December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent.

Total long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan due 2011	—	104.5
Senior secured term loan due 2012	260.0	—
Bridge loan due 2006	50.0	—
Revolving line of credit	—	—
Less – current maturities of senior secured term loan and bridge loan	(73.9)	(9.7)

Total long-term debt	$386.1	$244.8

Prior Credit Facility

The prior credit facility was entered into with a syndicate of lenders on December 1, 2004. The prior credit facility provided for a $110 million senior secured term loan due 2011 and a $65.0 million revolving line of credit, which had a $104.5 million balance outstanding on the term loan and no balance outstanding on the revolving line of credit as of the January 31, 2006 refinancing date. The credit facility also included a sublimit of $20.0 million for the issuance of letters of credit.

New Credit Facility

•	Senior secured term loan due 2012. The Credit Agreement provides a senior secured term loan of $260 million maturing on July 31, 2012. At management’s discretion, the loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. Certain financial covenants must be met on a quarterly basis including a specified fixed charge coverage ratio, a specified interest coverage ratio, a minimum EBITDA requirement, maximum senior secured and total leverage ratios, and a maximum capital expenditures test.

Scheduled amortization on the $260 million senior secured term loan, adjusted for the $11.5 million prepayment of principal discussed above at March 31, 2006 is as follows (in millions):

2006	$9.3
2007	12.4
2008	12.4
2009	12.4
2010	12.4
Thereafter	189.6

•	Revolving loan agreement. The Credit Agreement provides a revolving line of credit of $50 million. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings less open letters of credit, are payable quarterly. As of March 31, 2006, there were no amounts drawn on the revolver and there were $5.8 million of letters of credit outstanding.

•	Bridge loan. The Credit Agreement provides a $50 million bridge loan that was scheduled to mature on May 1, 2006. At or prior to maturity, the bridge loan was either to be repaid by the Company or converted into a senior subordinated term loan. Interest accrued on the bridge loan at a base rate plus 2.5%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. The Company used the estimated after-tax proceeds from the April 2006 sale of its Roanoke, Alabama facility (see Note 6 to the condensed consolidated financial statements) to repay its entire $50 million bridge loan and to repay $11.5 million of the term loan (discussed above).

14. Commitments and Contingencies

From time to time, the Company is subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, the Company may occasionally resort to litigation or make claims in order to enforce or protect its property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company under the BP Acquisition purchase agreement for certain potential pre-closing liabilities, and our current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by the Company or other parties.

In connection with the BP Acquisition, BP retained responsibility and has indemnified the Company for certain identified environmental liabilities upon selling the Business on December 1, 2004. These indemnified liabilities were estimated at $1.1 million at March 31, 2006 and December 31, 2005. This estimate may change as future events become realized. A long-term liability and corresponding receivable from BP is recorded on the Balance Sheets as of March 31, 2006 and December 31, 2005 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. At March 31, 2006, the Company is not aware of any material environmental liabilities beyond the above-mentioned indemnified liabilities.

At March 31, 2006, the Company had contracts with two U.S. suppliers for polypropylene resin raw materials for less than 50% of the Company’s projected needs. One contract in cancelable anytime with 90 days notice, and the other contract extends to year-end 2006. Under these contracts, monthly pricing is based on monthly negotiations to determine market pricing. Due to the highly volatile nature of polypropylene prices, we cannot reasonably forecast the future spending under this contract with any degree of accuracy.

15. Business Segment and Geographic Area Information

The Company operates as a collection of regional businesses, and within the North America region, further breaks down its operations into several reportable segments. Due to the SI Acquisition, the Company has reevaluated and revised its North American reportable segments. The prior period has been restated to reflect the revised segments. The unaudited segment information for the quarter ended March 31, 2006 reflects the results of SI beginning on the January 31, 2006 SI Acquisition date.

•	Previously, geotextile fabrics had been included in the other industrial fabric product line segment. However, given the increased size and significance of the geotextile fabrics (which now comprises more than 15% of worldwide revenues) and the increased diversity of products within the industrial products operating segment as a result of the SI Acquisition, these geotextile fabrics now constitute a separate Geosynthetics reporting segment.

•	The prior Industrial Fabrics reporting segment has been renamed as the Industrial Products reporting segment due to the new inclusion of fiber sales. This segment continues to include products for use in various industrial applications such as bags/packaging for carrying chemicals, commodities and protective membrane for home construction and with the SI Acquisition, now includes filtration fibers, trampoline fabrics, and intermediate fibers sold to other manufacturers to make similar products. This segment continues to include all of our Mexico business activity.

•	Concrete fiber has been added as a new reporting segment. Although the concrete fiber operating segment represents less than 10% of worldwide revenues, this operating segment is managed independently from the other current operating segments and has certain differences in business attributes compared to the other operating segments. Notwithstanding its grouping as one of the four North America reporting segments, this segment also includes the Company’s concrete fiber sales in Europe because the segment is managed as a global business.

•	There are no changes to the Company’s prior North America Furnishing segments or the two international segments – Europe and Brazil.

The new Company’s new reportable segments are summarized as follows:

•	North America

•	Furnishings

•	Geosynthetics

•	Industrial products

•	Concrete fiber

•	Europe

•	Brazil

Within North America, the business operates with four segments: furnishings, geosynthetics, industrial products and concrete fiber. The Furnishings segment includes the manufacture and sale of various woven and non-woven fabrics to primarily carpet and furniture and bedding manufacturers for incorporation into their various manufactured furnishing products. The Geosynthetics segment includes the manufacture and sale of woven and non-woven fabrics into various geosynthetic end-uses. The Industrial Products segment includes the manufacture and sale of woven and non-woven fabrics and fibers into a broad range of industrial applications such as fabric bags/containers, protective coverings, filtration products, and intermediate fibers for use by other manufacturers to produce similar products. Consistent with management of the business, this industrial products segment also includes all of our Mexico manufacturing and selling activity because the majority of its activities relate to industrial products. The Concrete Fiber segment includes the manufacture and outsourced supply and sale of fibers for use as a crack-reduction reinforcing material in concrete applications.

The Europe regional segment primarily sells furnishing carpet backing products, which account for more than 85% of its revenues, along with some industrial fabric geosynthetic products and minor revenues related to a new developmental product.

The Brazil regional segment primarily sells industrial fabrics products, which accounted for more than 80% of its revenues, along with some furnishing carpet backing products.

Segment sales are based on the location of the selling entity rather than the location of the customer. For example, European export sales to customers in Egypt or other non-European locations are included in the Europe regional segment results.

Measure of Segment Profit or Loss and Segment Assets

Segment profitability is measured by pre-tax earnings (loss) from continuing operations excluding net interest expense. Intersegment sales and transfers are recorded at cost plus an agreed upon Intercompany profit on intersegment sales or transfers. There were no material intersegment sales in the three months ended March 31, 2006 and 2005, respectively.

The Company’s assets, which are recorded by country, are not allocated to product segments with the North America regional segment because many of the Company’s productive assets are used to produce products in multiple segments and the utilization of many assets can be shifted among segments depending on the market demand for different products.

	Three months ended March 31,
	2006	2005
	(in millions)
Net revenue:
Net revenue from external customers:
North America
Furnishings	$98.1	$95.6
Geosynthetics	25.5	17.2
Industrial products	24.3	14.8
Concrete fiber	10.3	—
Europe	24.4	25.0
Brazil	8.6	8.9

Total net revenue	$191.2	$161.5

	Three months ended March 31,
	2006	2005
	(in millions)
Depreciation and amortization expense:
North America
Furnishings	$2.7	$2.8
Geosynthetics	1.0	0.4
Industrial products	0.9	0.7
Concrete fiber	1.5	—
Europe	0.2	0.3
Brazil	0.3	0.3

Total depreciation and amortization	$6.6	$4.5

	Three months ended March 31,
	2006	2005
	(in millions)
Segment income (loss):
North America
Furnishings	$3.4	$9.1
Geosynthetics	(5.4)	0.1
Industrial products	(1.0)	0.6
Concrete fiber	(8.9)	—
Europe	1.6	(0.1)
Brazil	0.8	0.8

Total segment income	(9.5)	10.5
Reconciling item:
Interest expense, net	12.1	5.2

Total consolidated income (loss) before income taxes	$(21.6)	$5.3

Other data:
Worldwide fabric sales volumes (million square yards)	637	645
Worldwide fiber sales volumes (million lbs)	15	N/A
Fabric unit net spread, $ per square yard (1)	$0.166	$0.133
Fiber unit net spread, $ per lb (1)	$0.753	N/A

(1)	Unit net spread is defined as revenue less raw material cost on a per square yard basis for fabric sales and a per pound basis for fiber sales.
N/A	Concrete fiber sales were acquired with the SI Acquisition; therefore, no volume measures are presented for the prior year.

The composition of the Company’s segment assets, consisting of intangible assets, property, plant and equipment and other assets between those in the United States and those in other countries as of the end of each year is set forth below:

	March 31, 2006	December 31, 2005
	(in millions)
Long-lived assets by segment:
North America
United States	$292.7	$131.6
Other North America	4.0	3.9

Total North America	296.7	135.5
Europe	31.5	32.0
Brazil	19.1	18.1

Total	$347.3	$185.6

The reconciliation of segment assets to consolidated total assets at the end of each year is as follows:

	March 31, 2006	December 31, 2005
	(in millions)
Segment assets for total reportable business segments	$347.3	$185.6
Items excluded from segment assets:
Current assets	365.0	285.0
Long-term deferred tax assets	19.0	15.8

Total assets	$731.3	$486.4

Enterprise Wide Information

Net revenue is attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenues by customers’ locations.

	Three months ended March 31,
	2006	2005
	(in millions)
Revenues:
Net revenues by geography:
United States	$145.8	$115.1
Other North America	12.4	12.5

Total North America	158.2	127.6
Europe	24.4	25.0
Brazil	8.6	8.9

Total	$191.2	$161.5

Total assets by country are listed as follows:

	March 31, 2006	December 31, 2005
	(in millions)
Total assets by country:
North America
United States	$929.1	$447.5
Other North America	23.4	26.2

Total North America	952.5	473.7
Europe	75.4	75.2
Brazil	39.0	36.6
Eliminations	(335.6)	(99.1)

Total assets	$731.3	$486.4

16. Condensed Consolidating Financial Information

The Company operates under the name of Propex Fabrics Inc. The Company’s corporate structure includes two domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.” to own a portion of the capital stock of its foreign subsidiaries. With the SI Acquisition, the Company added the SI companies as subsidiaries. These domestic subsidiaries (Propex Fabrics International Holdings I Inc., Propex Fabrics International Holdings II Inc. and the SI domestic subsidiaries, collectively the “Guarantors”) guarantee the Company’s 10% Senior Notes dues 2012 (see “Notes”) on a joint and several basis. The Company’s foreign subsidiaries, including the newly acquired SI foreign subsidiaries, do not guarantee the Notes, and these subsidiaries are included in the following tables on a consolidated basis as the Non-guarantor subsidiaries.

The following tables set forth the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, the condensed consolidated statements of operation for the three months ended March 31, 2006 and March 31, 2005, the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and March 31, 2005. Amounts are shown separately for the Company’s parent company (Propex Fabrics Holdings Inc.), the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the condensed consolidated financial information for the Issuer for all periods presented.

Separate financial statements of the Guarantors are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantors are not meaningful to investors. Separate financial statements of the Company’s parent are not presented because the parent does not guarantee the Notes.

Condensed Consolidating Balance Sheet

March 31, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$12.2	$3.2	$9.3	$(1.5)	$24.7
Accounts receivable, net	—	76.5	29.4	37.8	(13.2)	130.5
Inventories, net	—	74.8	39.6	34.7	—	149.1
Deferred income taxes	—	4.5	15.2	0.4	—	20.1
Intercompany loan receivable	—	—	0.2	—	(0.2)	—
Prepaid expenses and other current assets	—	2.9	4.6	6.9	—	14.4
Assets held for sale	—	26.2	—	—	—	26.2

Total current assets	1.5	197.1	92.2	89.1	(14.9)	365.0
Other assets:

Goodwill	—	—	39.5	—	—	39.5
Intangible assets, net	—	5.9	31.9	1.4	—	39.2
Deferred income taxes	1.2	18.0	—	1.0	(1.2)	19.0
Intercompany loan receivable	—	—	13.3	—	(13.3)	—
Investment in subsidiaries	91.8	322.0	54.8	—	(468.6)	—
Other non-current assets	—	12.1	0.8	1.8	—	14.7

	93.0	358.0	140.3	4.2	(483.1)	112.4
Property, plant and equipment, net	—	106.6	95.4	51.9	—	253.9

Total assets	$94.5	$661.7	$327.9	$145.2	$(498.0)	$731.3

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$44.9	$20.3	$12.4	$(13.2)	$64.4
Accrued liabilities	—	14.1	8.2	7.8	—	30.1
Current portion of debt and accrued Interest, including intercompany loans	—	81.5	—	0.2	(0.2)	81.5
Restructuring costs	—	3.0	1.2	0.7	—	4.9
Other current liabilities	—	1.4	—	1.6	—	3.0

Total current liabilities	—	144.9	29.7	22.7	(13.4)	183.9
Debt	28.3	386.1	—	—	(28.3)	386.1
Intercompany loan payable	—	—	—	13.3	(13.3)	—
Deferred income taxes	—	5.9	7.3	3.8	—	17.0
Accrued pension and other postretirement benefit liabilities	—	31.9	—	19.5	—	51.4
Other non-current liabilities	—	1.1	—	—	—	1.1

	28.3	425.0	7.3	36.6	(41.6)	455.6

Total stockholders’ equity	66.2	91.8	290.9	85.9	(443.0)	91.8

Total liabilities and stockholders’ equity	$94.5	$661.7	$327.9	$145.2	$(498.0)	$731.3

Condensed Consolidating Balance Sheet

December 31, 2005

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidations
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.8	$—	$13.5	$(1.5)	$58.3
Accounts receivable, net	—	64.2	—	32.6	(4.2)	92.6
Inventories, net	—	63.8	—	30.8	—	94.6
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.2	0.5	—	(1.7)	—
Prepaid expenses and other current assets	—	3.8	—	5.6	(0.1)	9.3
Assets held for sale	—	26.7	—	—	—	26.7

Total current assets	1.5	207.6	0.5	82.9	(7.5)	285.0
Other assets:

Intangible assets, net	—	6.9	—	1.5	—	8.4
Deferred income taxes	1.0	14.7	—	1.1	(1.0)	15.8
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	101.8	93.4	48.5	—	(243.7)	—
Other non-current assets	—	10.7	—	2.2	—	12.9

	102.8	125.7	65.5	4.8	(261.7)	37.1
Property, plant and equipment	—	114.0	—	50.3	—	164.3

Total assets	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$36.4	$—	$10.3	$(4.2)	$42.5

Accrued liabilities	—	12.7	0.1	6.3	—	19.1
Current portion of debt and accrued interest	—	11.1	—	1.7	(1.7)	11.1
Restructuring costs	—	—	—	1.7	—	1.7
Other current liabilities	—	1.6	—	1.6	—	3.2

Total current liabilities	—	61.8	0.1	21.6	(5.9)	77.6

Debt, less current portion	27.7	244.8	—	—	(27.7)	244.8
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	4.8	—	3.8	—	8.6
Accrued pension and other postretirement benefit liabilities	—	33.0	—	19.5	—	52.5
Other non-current liabilities	—	1.1	—	—	—	1.1

	27.7	283.7	—	40.3	(44.7)	307.0

Total stockholders’ equity	76.6	101.8	65.9	76.1	(218.6)	101.8

Total liabilities and stockholders’ equity	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$114.8	$35.2	$48.2	$(7.0)	$191.2
Cost of sales	—	92.0	36.0	41.8	(7.0)	162.8

Gross profit (loss)	—	22.8	(0.8)	6.4	—	28.4

Operating expenses:
Selling, general and administrative	—	11.9	10.3	3.8	—	26.0
In-process research and development	—	—	3.7	—	—	3.7
Restructuring costs	—	3.0	—	—	—	3.0
Impairment of long-lived assets	—	5.5	—	—	—	5.5

Operating income (loss)	—	2.4	(14.8)	2.6	—	(9.8)

Other (income) expense:
Other (income) expense	—	—	—	(0.3)	—	(0.3)
Interest expense, net	0.7	12.1	(0.1)	0.1	(0.7)	12.1
Equity in earnings of subsidiaries	13.4	7.2	(2.6)	—	(18.0)	—

	14.1	19.3	(2.7)	(0.2)	(18.7)	11.8
Income (loss) before income taxes	(14.1)	(16.9)	(12.1)	2.8	18.7	(21.6)
Income tax provision (benefit)	(0.2)	(3.5)	(5.3)	0.6	0.2	(8.2)

Net income (loss)	$(13.8)	$(13.4)	$(6.8)	$2.2	$18.4	$(13.4)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$122.5	$—	$46.3	$(7.3)	$161.5
Cost of sales	—	102.8	—	41.2	(7.3)	136.7

Gross profit	—	19.7	—	5.1	—	24.8

Operating expenses:
Selling, general and administrative	—	10.7	—	3.5	—	14.2

Operating income	—	9.0	—	1.6	—	10.6

Other (income) expense:
Other expense	—	—	—	0.1	—	0.1
Interest expense, net	0.6	5.3	(0.1)	—	(0.6)	5.2
Equity in earnings of subsidiaries	(3.2)	(1.0)	(0.7)	—	4.9	—

	(2.6)	4.3	(0.8)	0.1	4.3	5.3

Income before income taxes	2.6	4.7	0.8	1.5	(4.3)	5.3
Income taxes	(0.3)	1.5	—	0.6	0.3	2.1

Net income	$2.9	$3.2	$0.8	$0.9	$(4.6)	$3.2

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(13.8)	$(13.4)	$(6.8)	$2.2	$18.4	$(13.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3.2	2.9	0.5	—	6.6
Non-cash interest on debt	0.6	10.3	—	(0.3)	(0.6)	10.0
Impairment of long-lived assets	—	5.5	—	—	—	5.5
Pension and postretirement benefit costs	—	(1.1)	—	0.5	—	(0.6)
Deferred income taxes	(0.2)	(3.6)	(5.3)	(0.2)	0.2	(9.1)
Undistributed earnings of subsidiaries	13.4	7.2	(2.6)	—	(18.0)	—
In-process research and development	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities	—	(9.3)	5.7	(2.6)	—	(6.2)

Net cash provided by (used in) operating activities	—	(1.2)	(2.4)	0.1	—	(3.5)

Investing activities
Capital expenditures	—	(0.3)	(0.3)	(0.3)	—	(0.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	—	—
Acquisition of business (net of cash acquired)	—	(232.5)	2.2	0.7	—	(229.6)

Net cash used in investing activities	—	(232.8)	1.9	0.4	—	(230.5)

Financing activities
Net receipts from (payments to) issuer and and subsidiaries	—	1.2	3.8	(5.0)	—	—
Payments of long-term debt	—	(104.5)	—	—	—	(104.5)
Debt issuance costs	—	(5.3)	—	—	—	(5.3)
Proceeds from issuance of debt	—	310.0	—	—	—	310.00

Net cash provided by / used in financing activities	—	201.4	3.8	(5.0)	—	200.2

Effects of changes in foreign exchange rates on cash and cash equivalents	—	—	—	0.2	—	0.2

Change in cash and cash equivalents	—	(32.6)	3.3	(4.3)	—	(33.6)
Cash and cash equivalents – Beginning of period	1.5	44.8	—	13.5	(1.5)	58.3

Cash and cash equivalents – End of period	$1.5	$12.2	$3.3	$9.2	$(1.5)	$24.7

Condensed Combining Statement of Cash Flows

For the Three Months Ended March 31, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2.9	$3.2	$0.8	$0.9	$(4.6)	$3.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3.8	—	0.7	—	4.5
Non-cash interest on debt	0.6	4.3	(0.1)	0.1	(0.6)	4.3
Pension and postretirement benefit costs	—	0.2	—	0.5	—	0.7
Deferred income taxes	(0.3)	1.5	—	(0.1)	0.3	1.4
Undistributed earnings of subsidiaries	(3.2)	(1.0)	(0.7)	—	4.9	—
Changes in operating assets and liabilities	—	(10.9)	—	1.0	—	(9.9)

Net cash provided by operating activities	—	1.1	—	3.1	—	4.2

Investing activities
Capital expenditures	—	(0.3)	—	(0.2)	—	(0.5)

Net cash used in investing activities	—	(0.3)	—	(0.2)	—	(0.5)

Financing activities
Net receipts from (payments to) issuer and subsidiaries	—	(0.6)	—	0.6	—	—
Payments of long-term debt principal	—	(1.4)	—	—	—	(1.4)

Net cash provided by (used in) financing activities	—	(2.0)	—	0.6	—	(1.4)
Effect of changes in foreign exchange rates on cash	—	—	—	(0.3)	—	(0.3)

Change in cash and cash equivalents	—	(1.2)	—	3.2	—	2.0
Cash and cash equivalents – Beginning of period	—	15.8	—	8.3	—	24.1

Cash and cash equivalents – End of period	$—	$14.6	$—	$11.5	$—	$26.1

17. Subsequent Events

On May 4, 2006, the Company announced that its current Chief Financial Officer, Mr. Philip Barnes, will be leaving the Company on January 1, 2007. During the remainder of the year, Mr. Barnes will work to establish certain global finance functions, including external reporting, Sarbanes-Oxley compliance and treasury management functions, at the Company’s new Chattanooga, Tennessee headquarters location. In 2007, Mr. Barnes will be succeeded by Mr. Lee McCarter, who was the Chief Financial Officer under Mr. Joseph F. Dana at SI Corporation, which was acquired earlier this year.

On April 25, 2006, the Company committed to a plan to restructure its Seneca, South Carolina plant. The plan involves gradually closing the facility and relocating the manufacturing activities and certain manufacturing assets to the Company’s Ringgold, Georgia facility. The Seneca plant is the Company’s smallest domestic nonwovens plant. With the continued competitive pressures to improve manufacturing efficiencies and reduce costs, the Company determined this restructuring and consolidation of its needlepunch nonwoven manufacturing operations would both improve efficiencies and reduce costs. This plant closure and relocation process is scheduled to begin in July 2006 and is expected to be completed around year-end 2006.

The Company estimates the total restructuring costs to be approximately $12.5 million, consisting of severance and employee relocation costs of approximately $1.5 million, equipment relocation costs of approximately $5.5 million (comprised of $3.0 million in expense and $2.5 million in capital expenditures), and non-cash equipment impairment charges of approximately $5.5 million. The Company is in the process of evaluating whether this restructuring and ultimate sale of the plant facility will result in any material impairment charge related to the real property.

On April 3, 2006, the Company completed the sale of its Roanoke, Alabama carpet backing manufacturing facility to Aladdin Manufacturing Corporation for $70.5 million, subject to certain price adjustments. As required by the terms of its senior credit facility, the Company used the estimated after-tax proceeds to repay the $50.0 million bridge loan facility and prepay $11.5 million of its $260 million term. Loan.

The Roanoke assets were reporting as assets held for sale on the March 31,2 006 and December 31, 2005 condensed consolidated Balance Sheets. The Company will record a gain on the sale in the second quarter of 2006.

18. Stock Compensation

In 2005, the Board of Directors and Stockholders of Propex Fabrics Holdings Inc. (“Holdings”) approved the 2005 Stock Awards Plan (the “Plan”). The purpose of the Plan is to provide for granting incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock awards, performance awards, phantom stock awards, or any combination of the foregoing, to selected employees, directors, and consultants of Holdings and its subsidiaries, including the Company. Each award of stock options, stock appreciation rights, restricted stock, performance awards or phantom stock will be evidenced by an agreement between Holdings and the recipient of the award.

There were no nonqualified stock options or restricted stock awards issued in the first quarter of 2006. Both the stock options and restricted stock awards have a vesting period over 5 years, or immediate vesting upon change of control. The stock options have a 10-year maximum term and a 8.7 year weighted average remaining life. The restricted stock awards do not have a maximum term. None of the options or stock grants were vested at March 31, 2006.

The following table summarizes the activity of nonqualified stock options awarded under the plan:

	2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	64,350	$100
Granted at fair market value on dates of grant	—	—
Exercised	—	—
Forfeited	(17,250)	$100

Outstanding at March 31, 2006	47,100	$100

Exercisable at March 31, 2006	—	$—

The following table summarizes the activity of restricted stock awarded under the Plan:

Shares
Outstanding at beginning of year	9,000
Granted	—
Exercised	—
Forfeited	(1,600)

Outstanding at end of year March 31, 2006	7,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included under “Item 1. Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.”References to “we”, “us”, “our” and “the Company” mean Propex Fabrics Inc. and its consolidated subsidiaries.

Overview

We are the world’s largest independent producer of primary and secondary carpet backing, and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. Within North America, we divide our business between furnishings, geosynthetics, industrial products and concrete fiber. In response to our product changes as a result of the SI Acquisition, we have subdivided our previous industrial fabrics reporting segment into two reporting segments – geosynthetics and industrial products – and we have added the concrete fiber reporting segment. In our furnishings segment, we are the largest independent producer of carpet backing in North America and the leading supplier of furniture and bedding internal construction fabrics. In our geosynthetics segment, we are the largest North American supplier of geosynthetic fabrics, in which we offer and have a leading position in certain erosion control products. In our industrial products segment, we sell fabrics for various industrial applications such as bags/packaging and protective membrane for home construction, and with the SI Acquisition, now sell filtration and trampoline fabrics and intermediate fibers to other manufacturers to make similar products. In our concrete fiber segment, we are the largest supplier of synthetic concrete reinforcement products in North America and we also sell these products in Europe. Net revenue represents gross sales less product returns, customer allowances and various discounts, all generated in the ordinary course of business.

In Europe and Brazil, we primarily market carpet backing and industrial products, respectively, and we are a leading supplier of those products in those regions. Although primarily a regional business in terms of differing customers, competitive issues, and economic and other drivers, we have significant overlap of product offerings across all regions.

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

Demand for our geosynthetic and concrete fiber products is driven primarily by civil construction activity, including civil engineering projects and road construction, commercial and industrial construction and single-family and multi-family residential construction as well as general economic conditions.

Demand for our industrial products is driven by general economic conditions which influence housing which uses our housewrap products, chemical and agricultural activity which uses our bag fabrics, and the demand for our other industrial products.

Our primary raw material is polypropylene resin and resin costs comprise approximately 55 percent of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying approximately 400 million pounds annually. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. In the first quarter of 2006, our average per pound cost of polypropylene resin in the U.S. decreased by approximately 3.9% versus the twelve months ended December 31, 2005. Generally, we have been able to pass through raw material price increases to our furnishings customers and in 2006 we were successful in passing through resin increases to our geosynthetic customers. However it has been more difficult to pass through raw material price fluctuations to customers for certain of our industrial products and concrete fiber products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers. See Part II, Item 1A, “Risk Factors” for further discussion of the effects of changes in per pound resin prices on our business.

In order to maintain our competitiveness, we maintain a comparatively low manufacturing cost structure. Our management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Company History

We have been engaged in the textile industry since 1884 and operated primarily under the name Amoco Fabrics and Fibers Company in the U.S. and under other names internationally from 1968 until the December 1, 2004 BP Acquisition, discussed below, at which time we became Propex Fabrics Inc. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute backing, as well as the development of woven and nonwoven fabrics for industrial applications.

On December 1, 2004, pursuant to a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c., we acquired all the outstanding capital stock of the entities comprising the fabrics business of BP, specified assets comprising BP’s Canadian fabrics business and various intellectual property and other assets associated with the fabrics business.

Acquisition of SI Corporation

On January 31, 2006, the Company acquired 100% of the outstanding stock of SI, who previously was our largest competitor and a leader in providing woven and nonwoven polypropylene fabrics and fiber products for various geosynthetic, industrial products and concrete fiber reinforcement end-uses. As a result of the SI Acquisition, the Company will retain its position as the world’s leading independent producer of carpet backing, its position as the leading North American producer of needle-punch nonwoven fabrics for furniture and bedding applications and its significant woven polypropylene operations in Europe and Brazil. The SI Acquisition will enhance the Company’s position in geosynthetic fabrics and will provide the Company with a leading sales position in the concrete fiber reinforcement business. Further, the Company’s strength in woven fabrics manufacturing will be complemented by SI’s strength in nonwoven fabric manufacturing.

Given the complementary nature of the two businesses, we estimate that over the next two to three years the combined Propex/SI entity will realize more than $18.0 million of annualized cost savings. These savings will be primarily driven by estimated reductions in the duplicative administrative costs between the two stand-alone entities and by taking advantage of both companies’ combined manufacturing strengths and existing capabilities.

As a result of the size of SI relative to our size before the SI Acquisition, most of the fluctuations in the Company’s operating results in 2006 as compared to 2005 are due to the SI Acquisition. The historical results section below presents a discussion of our condensed consolidated operating results using the historical results of the Company prepared in accordance with U.S. GAAP for the three months ended March 31, 2006 and 2005, including SI’s results of operations from January 31, 2006 (the SI Acquisition date) to March 31, 2006. In order to provide additional information relating to our operating results, we also present a discussion of our pro forma combined operating results as if the Company and SI had been a consolidated company for the three months ended March 31, 2006 and 2005. We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of SFAS No. 141. The operating results for the three months ended March 31, 2006 include SI’s financial results for the same three-month period ended March 31, 2006. However, due to historically different fiscal period-ends for the Company and SI, the pro forma combined operating results for the three months ended March 31, 2005 include SI’s results for their first fiscal quarter ended December 31, 2004.

Recent Developments

On May 4, 2006, the Company announced that its current Chief Financial Officer, Mr. Philip Barnes, will be leaving the Company on January 1, 2007. During the remainder of the year, Mr. Barnes will work to establish certain global finance functions, including external reporting, Sarbanes-Oxley compliance and treasury management functions, at the Company’s new Chattanooga, Tennessee headquarters location. In 2007, Mr. Barnes will be succeeded by Mr. Lee McCarter, who was the Chief Financial Officer under Mr. Joseph F. Dana at SI, which was acquired earlier this year.

On April 25, 2006, the Company committed to a plan to restructure its Seneca, South Carolina plant. The plan involves gradually closing the facility and relocating the manufacturing activities and certain manufacturing assets to the Company’s Ringgold, Georgia facility. The Seneca plant is the Company’s smallest domestic nonwovens plant. With the continued competitive pressures to improve manufacturing efficiencies and reduce costs, the Company determined this restructuring and consolidation of its needlepunch nonwoven manufacturing operations would both improve efficiencies and reduce costs. This plant closure and relocation process is scheduled to begin in July 2006 and is expected to be completed around year-end 2006.

The Company estimates the total restructuring costs to be approximately $12.5 million, consisting of severance and employee relocation costs of approximately $1.5 million, equipment relocation costs of approximately $5.5 million (comprised of $3.0 million in expense and $2.5 million in capital expenditures), and non-cash equipment impairment charges of approximately $5.5 million. The Company is in the process of evaluating whether this restructuring and ultimate sale of the plant facility will result in any material impairment charge related to the real property.

On April 3, 2006, the Company completed the sale of its Roanoke, Alabama carpet backing manufacturing facility to Aladdin Manufacturing Corporation for $70.5 million, subject to certain price adjustments. As required by the terms of its senior credit facility, the Company used the estimated after-tax proceeds to repay the $50.0 million bridge loan facility and prepay $11.5 million of its $260 million term loan.

The Roanoke assets were reported as assets held for sale on the March 31, 2006 and December 31, 2005 condensed consolidated Balance Sheets. The Company will record the gain on the sale in the second quarter of 2006.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following discussion compares the results of operations on a U.S. GAAP basis for the quarters ended March 31, 2006 and March 31, 2005. These results include SI’s results of operations from January 31, 2006 (the SI Acquisition date). Results of operation (in millions) and as a percentage of net revenue were as follows:

	Quarter Ended March 31, 2006	% of Net Revenue	Quarter Ended March 31, 2005	% of Net Revenue
	(In millions)		(In millions)
Net revenue (1)	$191.2	100.0%	$161.5	100.0%
Cost of sales	162.8	85.1%	136.7	84.6%

Gross profit	28.4	14.9%	24.8	15.4%

Operating expenses:
Selling, general and administrative	26.0	13.6%	14.2	8.8%
In-process research and development	3.7	1.9%	—	NM
Restructuring costs	3.0	1.6%	—	NM
Impairment of long-lived assets	5.5	2.9%	—	NM

Operating income (loss)	(9.8)	NM	10.6	6.6%
Other (income) expense	(0.3)	NM	0.1	0.1%

Income (loss) before interest and income taxes	(9.5)	NM	10.5	6.5%
Interest expense, net	12.1	6.3%	5.2	3.2%

Income (loss) before income taxes	(21.6)	NM	5.3	3.3%
Income taxes	(8.2)	NM	2.1	1.3%

Net income (loss)	$(13.4)	NM	$3.2	2.0%

(1)	Net revenue represents gross sales less product returns, customer allowances and various discounts, all generated in the ordinary course of business.

NM – Not meaningful

Net revenue

Total net revenue increased $29.7 million, or 18.4%, to $191.2 million in the three months ended March 31, 2006 from $161.5 million in the three months ended March 31, 2005. This net revenue increase is due to an increase in North America furnishings net revenue of $2.5 million, an increase in North America geosynthetic net revenue of $8.3 million, an increase in North American industrial products net revenue of $9.5 million, and an increase in the net revenue of concrete fiber reinforcement of $10.3 million. These segment increases were partially offset by a $0.6 million net revenue decrease in Europe and a $0.3 million decrease in Brazil.

North America furnishings net revenue increased 2.6% to $98.1 million in the three months ended March 31, 2006 from $95.6 million in the three months ended March 31, 2005. Net revenues increased primarily due to the successful pass-through of higher raw material costs and the inclusion of SI’s furniture and bedding and carpet backing revenues for February and March. Partially offsetting these effects was a volume decrease in carpet backing resulting from the back integration efforts of Shaw Industries, our largest customer during 2005.

North America industrial products net revenue increased 64.2% to $24.3 million in the three months ended March 31, 2006 from $14.8 million in the three months ended March 31, 2005. Net revenue increased due to the inclusion of SI’s industrial products revenue for February and March, and to the successful pass-through of higher raw material costs. Partially offsetting these effects was a volume decrease in certain packaging products, especially our cotton bale products due to transition issues associated with changing the Company’s channels to market.

North America geosynthetics net revenue increased 48.3% to $25.5 million in the three months ended March 31, 2006 from $17.2 million in the three months ended March 31, 2005. Net revenue increased primarily due to the successful pass-through of higher raw material costs and the inclusion of SI’s geosynthetics revenues for February and March. Partially offsetting these effects was a volume decrease in our existing geotextile products due to two large customers being acquired and their subsequently realigning their suppliers.

North America concrete fiber net revenue was $10.3 million in the three months ended March 31, 2006 as a result of the SI Acquisition. There is no comparable revenue amount for the three months ended March 31, 2005.

Europe net revenue decreased 2.4% to $24.4 million in the three months ended March 31, 2006 from $25.0 million in the three months ended March 31, 2005. The decrease in net revenue was related to lower carpet industry volumes due to general weakness in the European economy and cautious consumer spending, partially offset by higher pricing due to the pass-through of higher raw material costs.

Brazil net revenue decreased 3.4% to $8.6 million in the three months ended March 31, 2006 from $8.9 million in the three months ended March 31, 2005. The decrease in net revenue was due to the negative impact of Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold and capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Cost of sales

Cost of sales increased 19.1% to $162.8 million in the three months ended March 31, 2006 from $136.7 million in the three months ended March 31, 2005. The increase in cost of sales primarily reflects higher raw material costs, the inclusion of SI results for February and March, and amortization of the $7.7 million inventory fair value adjustment related to the SI Acquisition purchase accounting, partially offset by the absence of the $3.4 million amortization of inventory fair value adjustment recorded in the quarter ended March 31, 2005, related to the December 2004 BP Acquisition. As a percentage of net revenue, cost of sales increased slightly to 85.1% in the three months ended March 31, 2006 from 84.6% in the three months ended March 31, 2005, primarily due to the inventory fair value adjustment amortization and raw material cost increases.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $26.0 million in the three months ended March 31, 2006 from $14.2 million in the three months ended March 31, 2005. As a percentage of net revenue, selling, general and administrative expenses increased to 13.6% in the three months ended March 31, 2006 from 8.8% in the three months ended March 31, 2005. The increase in selling, general and administrative expenses primarily reflects the inclusion of SI’s overhead costs in February and March.

In-Process Research and Development Charge

As part of the SI Acquisition, an in-process research and development charge of $3.7 million were expensed in the three months ended March 31, 2006. There was no comparable amount for the three months ended March 31, 2005.

Restructuring costs

Restructuring equaled $3.0 million in the three months ended March 31, 2006 related to the SI Acquisition-related severance costs. There was no comparable amount for the three months ended March 31, 2005.

Impairment of long-lived assets

Impairment of long-lived assets was $5.5 million in the three months ended March 31, 2006 related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant. There was no comparable amount for the three months ended March 31, 2005.

Income before interest and income taxes

Income before interest and taxes decreased to a loss of $9.5 million in the three months ended March 31, 2006 from income of $10.5 million in the three months ended March 31, 2005. This decrease is primarily due to several non-recurring acquisition and restructuring related charges including the $7.7 million amortization of the inventory fair value adjustment related to acquisition purchase accounting, the $3.7 million of in-process research and development charges, the Seneca, South Carolina facility restructuring’s $5.5 million non-cash impairment related to equipment which will not be relocated to another plant, and the $3.0 million acquisition integration-related severance costs. These changes are partially offset by the absence of the $3.4 million amortization of inventory fair value adjustment related to the December 2004 BP Acquisition. By segment, the change resulted from decreases of $5.7 million in North America furnishings, $1.6 million in North America industrial products, and $5.5 million in North America geosynthetics and losses of $8.9 million in North America concrete fiber. These decreases and losses were partially offset by an increase of $1.7 million in Europe. Brazil’s earnings remained the same versus the prior year.

North America furnishings segment income decreased to $3.4 million in the three months ended March 31, 2006 from $9.1 million in the three months ended March 31, 2005. The decrease in segment income was due primarily to a $7.5 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges. The negative effect of lower volumes resulting from the North America carpet industry restructuring, which occurred largely in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing was offset by increasing margins and the inclusion of SI activity in 2006.

North America industrial products segment income (loss) decreased to a loss of $1.0 million in the three months ended March 31, 2006 from income of $0.6 million in the three months ended March 31, 2005. The decrease in segment income was due primarily to $2.0 million of the above-mentioned non-recurring acquisition integration and restructuring charges partially offset by the inclusion of SI activity in 2006.

North America concrete fiber segment loss was $8.9 million in the three months ended March 31, 2006. This segment was purchased in the SI Acquisition, and there is no comparable amount for the three months ended March 31, 2005. This segment’s earnings were impacted by $4.7 million of the above-mentioned non-recurring acquisition integration and restructuring charges.

North America geosynthetics segment income (loss) decreased to a loss of $5.4 million in the three months ended March 31, 2006 from income of $0.1 million in the three months ended March 31, 2005. The decrease in segment income was due primarily to $5.7 million of the above-mentioned non-recurring acquisition integration and restructuring charges.

Europe segment income increased to $1.6 million in the three months ended March 31, 2006 from a loss of $0.1 million in the three months ended March 31, 2005. This increase in segment income primarily resulted from a reduction in manufacturing costs associated with the elimination of the weekend shift at our Gronau, Germany facility.

Brazil segment income was unchanged at $0.8 million in the three months ended March 31, 2006 from $0.8 million in the three months ended March 31, 2005.

Interest expense, net

Net interest expense increased to $12.1 million in the three months ended March 31, 2006 from $5.2 million in the three months ended March 31, 2005. The increase in interest expense is primarily due to the additional debt raised to fund a significant portion of the SI Acquisition.

Income taxes

The provision for income taxes decreased to a benefit of $8.2 million in the three months ended March 31, 2006 from $2.1 million expense in three months ended March 31, 2005. The income tax benefit is due to operating losses.

Combined Company Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following discussion includes the combined results of operations of the Company including SI as if the SI Acquisition had occurred as of the beginning of each period. Adjustments have been made to the combined results of operations primarily to reflect the following.

•	Cost of sales was adjusted to remove the one-time $7.7 million write-off of the inventory fair value adjustment in the quarter ended March 31, 2006.

•	Cost of sales was adjusted by $0.2 million in the quarter ended March 31, 2006 and $0.1 million in the quarter ended March 31, 2005 due to increases in depreciation related to increases in property, plant and equipment to approximate fair value.

•	Selling, general and administrative was increased $0.3 million in the quarter ended March 31, 2006 for the amortization of intangible assets established in accordance with SFAS No. 141, offset by the removal of the one-time $3.7 million in-process research and development charges in the quarter ended March 31, 2006.

•	Selling, general and administrative was increased $1.0 million in the quarter ended March 31, 2005 reflecting higher amortization expense related to the intangible assets.

•	Other (income)/expense was reduced by $22.0 million, representing one-time acquisition expenses of the former SI prior to the acquisition, recorded in the quarter ended March 31, 2006.

•	In the quarter ended March 31, 2006, interest expense was decreased $3.7 million to remove the debt financing costs write-off.

•	Interest expense was increased $1.0 million and $1.5 million in the quarters ended March 31, 2006 and March 31, 2005, respectively, due to the SI Acquisition-related debt refinancing.

Combined Results

	Quarter Ended March 31, 2006%		Quarter Ended March 31, 2005%
	(In millions)		(In millions)
Net revenue	$206.3	100.0%	$229.2	100.0%
Cost of sales	165.9	80.4%	186.5	81.4%

Gross profit	40.4	19.6%	42.7	18.6%

Operating expenses:
Selling, general and administrative	30.6	14.8%	31.5	13.7%
Restructuring costs	3.0	1.5%	—	NM
Impairment of long-lived assets	5.5	2.7%	—	NM

Operating income	1.3	0.6%	11.2	4.9%
Other expense	3.1	1.5%	2.9	1.3%

Income before interest and income taxes	(1.8)	NM	8.3	3.6%
Interest expense, net	9.6	4.7%	8.4	3.7%

Loss before income taxes	(11.4)	NM	(0.1)	NM
Income tax (benefit) provision	(4.4)	NM	—	NM

Net loss	$(7.0)	NM	$(0.1)	NM

NM – Not meaningful

Net revenue

Total net revenue decreased $22.9 million, or 10.0%, to $206.3 million in the three months ended March 31, 2006 from $229.2 million in the three months ended March 31, 2005. This net revenue decrease is due to decreases of $11.4 million in North America furnishings, $2.1 million in North America industrial products, $3.6 million in North America concrete fibers, $5.0 million in North America geosynthetics, $0.3 million in Brazil, and $0.6 million in Europe.

North America furnishings net revenue decreased 10.1% to $101.2 million in the three months ended March 31, 2006 from $112.6 million in the three months ended March 31, 2005. Net revenues decreased primarily due to the pricing difference between 2005 when SI manufactured the entire product and 2006 when SI provided toll conversion services for only one step of the overall manufacturing process.

North America industrial products net revenue decreased 7.1% to $27.2 million in the three months ended March 31, 2006 from $29.3 million in the three months ended March 31, 2005. Net revenue decreased due largely to lower volumes, partially offset by successful pass-through of polypropylene price increases.

North America concrete fiber net revenue decreased 20.1% to $14.3 million in the three months ended March 31, 2006 from $17.9 million in the three months ended March 31, 2005 due to lower volumes.

North America geosynthetics net revenue decreased 14.1% to $30.5 million in the three months ended March 31, 2006 from $35.5 million in the three months ended March 31, 2005 due to two large customers being acquired and subsequently realigning their suppliers.

Europe net revenue decreased 2.4% to $24.4 million in the three months ended March 31, 2006 from $25.0 million in the three months ended March 31, 2005. This decrease in net revenue was related to lower carpet industry volumes due to general weakness in the European economy and cautious consumer spending, partially offset by higher pricing due to the pass-through of higher raw material costs.

Brazil net revenue decreased 3.4% to $8.6 million in the three months ended March 31, 2006 from $8.9 million in the three months ended March 31, 2005. The decrease in net revenues was due to the negative impact of Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold and capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Cost of sales

Cost of sales decreased 11.0% to $165.9 million in the three months ended March 31, 2006 from $186.5 million in the three months ended March 31, 2005. The decrease in cost of sales primarily reflects generally lower worldwide volumes partially offset by higher resin pricing. As a percentage of net revenue, cost of sales decreased to 80.4% in the three months ended March 31, 2006 from 81.4% in the three months ended March 31, 2005, primarily due to a decrease in non-raw material manufacturing costs and the absence of the $3.4 million amortization of inventory fair value adjustment recorded in the quarter ended March 31, 2005, related to the December 2004 BP Acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased slightly to $30.6 million in the three months ended March 31, 2006 from $31.5 million in the three months ended March 31, 2005. As a percentage of net revenue, selling, general and administrative expenses increased to 14.8% in the three months ended March 31, 2006 from 13.7% in the three months ended March 31, 2005.

Restructuring costs

Restructuring costs equaled $3.0 million in the three months ended March 31, 2006 related to SI Acquistion-related severance costs. There was no comparable amount for the three months ended March 31, 2005.

Impairment of long-lived assets

Impairment of long-lived assets was $5.5 million in the three months ended March 31, 2006 related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant. There was no comparable amount for the three months ended March 31, 2005

Income before interest and income taxes

Income before interest and taxes decreased to a $1.8 million loss in the three months ended March 31, 2006 from $8.3 million in income in the three months ended March 31, 2005. The decrease is primarily due to several non-recurring acquisition and restructuring related charges including the Seneca, South Carolina facility restructuring’s $5.5 million non-cash impairment related to equipment which will not be relocated to another plant, and the $3.0 million acquisition integration-related severance costs. These changes are partially offset by the absence of the $3.4 million amortization of inventory fair value adjustment related to the December 2004 BP Acquisition. This decrease is primarily due to segment income decreases of $7.7 million in North America furnishings, $3.9 million decrease in North America concrete fibers segment and $0.6 million in North America geosynthetics segment, and was partially offset by segment income increases of $0.5 million in North America industrial products and $1.6 million in Europe.

North America furnishings segment income decreased to $4.4 million in the three months ended March 31, 2006 from $12.1 million in the three months ended March 31, 2005. The decrease in segment income was due primarily to a $4.8 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges. The negative effect of lower volumes resulting from the North America carpet industry restructuring, which occurred largely in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing was largely offset by increasing margins.

North America industrial products segment income increased to breakeven in the three months ended March 31, 2006 from a loss of $0.5 million in the three months ended March 31, 2005. The increase in segment income was due primarily to improved profitability in certain industrial product lines, partially offset by a $0.4 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges.

North America concrete fiber segment loss increased to $5.6 million in the three months ended March 31, 2006 from a loss of $1.8 million in the three months ended March 31, 2005. The increased loss primarily reflects lower volumes, higher raw material prices which we were not able to fully pass along to our customers, and a $0.2 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges.

North America geosynthetics segment loss increased to $2.8 million in the three months ended March 31, 2006 from a loss of $2.2 million in the three months ended March 31, 2005. The decrease in segment income reflects higher profitability across our entire geosynthetics product line, more than offset by a $3.3 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges.

Europe segment income increased to $1.6 million in the three months ended March 31, 2006 from a loss of $0.1 million in the three months ended March 31, 2005. This increase in segment income primarily resulted from a reduction in manufacturing costs associated with the elimination of the weekend shift at our Gronau, Germany facility.

Brazil segment income remained the same at $0.8 million in the three months ended March 31, 2006 as in the three months ended March 31, 2005. The decrease in segment income was due primarily to lower volume and lower unit net spreads in local currency.

Interest expense, net

Net interest expense increased to $9.6 million in the three months ended March 31, 2006 from $8.4 million in the three months ended March 31, 2005. The increase in interest expense is primarily due to higher year-over-year short-term interest rates in the U.S.

Income taxes

The provision for income taxes decreased to a benefit of $4.4 million in the three months ended March 31, 2006 from zero in three months ended March 31, 2005. The income tax benefit is due to operating losses.

Liquidity and Capital Resources as of March 31, 2006

Our primary cash needs are working capital, capital expenditures, tax payments, debt payment, or debt retirement, and future acquisition integration activity costs. Our forecasted capital spending for 2006 is approximately $15.0 to $18.0 million with $6.0 to $8.0 million relating to ongoing operations and the balance pertaining to acquisition-related integration and restructuring expenditures. We believe we have adequate liquidity to meet these cash needs. We may use excess cash balances to repay or retire debt. We finance these cash requirements through cash generated from operations and funds borrowed from our revolving credit facility. As of March 31, 2006, we had no borrowings from our revolving credit facility.

Net working capital is comprised of current assets, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $262.6 million at March 31, 2006 and $218.5 million at December 31, 2005. Working capital is up $44.1 million from December 31, 2005 due primarily to the SI Acquisition along with higher inventory levels partially related to normal seasonal increases. At March 31, 2006, working capital includes $24.7 million of cash and cash equivalents.

Cash from operations declined to an utilization of $3.5 million in the three months ended March 31, 2006 from $4.2 million provided in the three months ended March 31, 2005. The utilization of cash from operations is due to the net loss resulting from the costs associated with the SI Acquisition.

Cash used in investing activities increased to $230.5 million in the three months ended March 31, 2006 as compared to $0.5 million in the three months ended March 31, 2005. The increase primarily reflects the cash outlay associated with the SI Acquisition. Capital expenditures increased to $0.9 million in the three months ended March 31, 2006 from $0.5 million in the three months ended March 31, 2005.

Cash used in financing activities was $200.2 million in the three months ended March 31, 2006 compared to cash used in financing activities of $1.4 million for the three months ended March 31, 2005.

Senior Credit Facility

On January 31, 2006, the Company entered into a new Credit Agreement to refinance our credit facility and to raise additional funds for the SI Acquisition (as discussed in Part I. Item 1. Business Description). The new credit agreement provides for a $360 million senior credit facility, comprised of a $260 million term loan facility, a $50 million revolving credit facility and a $50 million bridge loan facility. This Credit Agreement replaces the credit agreement dated as of December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent. Similar to the prior credit facility, the new credit facility is guaranteed by Propex Fabrics Holdings Inc., our parent corporation, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66% of the capital stock of our foreign subsidiaries.

The initial uses of funds from the new credit facility, which were provided by the term loan facility and bridge loan facility, are as follows: $198.7 million in partial payment toward the SI Acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the prior credit facility and $6.1 million in related transaction costs. On April 4, 2006, the $50 million bridge loan facility and $11.5 million of the term loan facility were repaid with the proceeds from the sale of our Roanoke, Alabama, manufacturing facility. See Note 13 to the condensed consolidated financial statements in Part I, Item I of this report. Similar to the prior credit facility, the new credit facility includes a sublimit of $20.0 million for the issuance of letters of credit, of which $5.8 million was issued and outstanding as of March 31, 2006.

The prior credit agreement was entered into with a syndicate of lenders on December 1, 2004. The prior credit agreement provided for a $110.0 million senior term loan and a $65.0 million revolving line of credit, which had a $104.5 million balance outstanding on the term loan and no balance on the revolving line of credit as of December 31, 2005.

10% Senior Notes due 2012

On December 1, 2004, we issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, the subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. We used the proceeds from the issuance of the 10% Senior Notes to finance a portion of the BP Acquisition.

Critical Accounting Policies

In preparing our financial statements in conformity with U.S. GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of intangibles, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes monitoring changes in critical accounting policies is important to the fair presentation of our financial condition and results of operations because they can require management’s more significant judgments and estimates in the preparation of our consolidated and combined financial statements. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our annual report on Form 10-K for the year ended December 31, 2005. There have not been any significant changes in these policies or estimates since December 31, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. As of March 31, 2006, we did not utilize any derivative instruments to manage these risks. However, as required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on at lease 50 percent of our indebtedness over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equals $49.2 million on May 1st and gradually declines consistent with the Credit Agreement repayment schedule to a notional amount of $30.6 million in June 2009 when the swap contract expires.

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

Currency transaction exposure. Currency transaction exposure arises where sales and purchases are made by a company in a currency other than its own functional currency. The majority of our companies (except for Hungary) source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Hungary sells most of its products in euros to the European market through its German affiliate. As a result, we do incur limited transactions exposure between the euro and the Hungarian forint.

Interest rate risk. We have incurred a significant amount of debt in connection with the BP and SI Acquisitions, with a portion being at variable rates. After taking into consideration our $61.5 million debt repayment on April 4, 2006 and the $49.2 million interest rate swap entered into on May 1, 2006 (discussed earlier), $199.2 million of our total $398.5 million indebtedness, or 50%, is subject to a variable interest rate. A hypothetical 10% increase or decrease in the applicable interest rates as of March 31, 2006 would change the quarterly cost of financing on our variable rate debt by $0.4 million. In addition, as of March 31, 2006, we had $7.6 million of accrued interest.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in levels of building construction and remodeling that affect the demand for carpet;

•	our reliance on a limited number of product lines;

•	changes in the structure of the North American carpet backing industry as a result of back integration and domestic and foreign competition;

•	our ability to acquire new businesses and assets, and integrate those operations into our existing operations;

•	our ability to achieve cost savings and revenue growth in acquired and existing operations;

•	changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business and the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	the ability to achieve cost savings and revenue growth;

•	interest rates;

•	other factors affecting business plans, including the timing and success of business development efforts; and

•	our ability to successfully integrate the SI Acquisition, which occurred on January 31, 2006 and realize the significant projected synergies related to the acquisition.

You are cautioned not to put undue reliance on any forward-looking statements, and we undertake no obligation to update those statements.

PART II

Item 1. LEGAL PROCEEDINGS

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental health and safety, and employment matters. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, we believe that, taking into account the indemnification by BP Amoco Chemical Holding Company under the BP Acquisition purchase agreement for certain pre-closing liabilities and our current insurance coverage, none of the litigation or legal proceedings in which we are currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

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

Fibermesh litigation

SI Concrete Systems, Inc., one of the SI companies we acquired on January 31, 2006, is a named defendant in three pending lawsuits filed in southern California relating to Fibermesh® polypropylene fibers, one of its concrete fiber product lines. The cases allege Fibermesh® polypropylene fibers is defective when used as a substitute for steel wire mesh as a secondary reinforcement in concrete, and that SI Concrete Systems, Inc. falsely represented its suitability for that use. The defense costs on all but one of the pending cases are partially covered by insurance; we are responsible for the difference between the attorney’s standard billing rate and the lower rate agreed to by the insurers. We are uninsured for one of the cases because of the nature of the plaintiffs’ liability theories; however, this case is currently stayed and is not incurring significant costs. At this time, we are unable to determine the potential effect of these lawsuits on our business, financial condition or results of operations.

Item 1A. Risk Factors

Integration of the SI Acquisition involves issues that are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business.

The business integration challenges include:

•	maintaining customer loyalty through the inevitable changes inherent in the integration process;

•	demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus;

•	consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes;

•	consolidating administrative infrastructure, including IT systems, and manufacturing operations and maintaining adequate controls throughout the integration;

•	coordinating research and development activities to continue to introduce new products and technologies with new desired properties and/or reduced cost;

•	preserving distribution, marketing and other important relationships and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	maintaining employee morale and retaining key employees while implementing restructuring programs; and

•	coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

We may not be able to maintain the levels of operating efficiency that SI previously had achieved or might have achieved separately. Successful integration of SI’s operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs.

We rely on a small number of customers from whom we receive a significant amount of our revenues.

Our top ten customers accounted for 45% of our total revenues in the first quarter of 2006 compared to approximately 505 in 2005. In 2005, however, the carpet backing industry experienced significant restructuring. The two largest U.S. carpet manufacturers, Shaw Industries and Mohawk Industries, back integrated into carpet backing manufacturing through acquisitions of existing U.S. carpet backing suppliers. Shaw Industries acquired SI Corporation’s woven carpet backing operation in Chickamauga, Georgia, and Mohawk Industries acquired Wayn-Tex. This industry restructuring caused a significant realignment of suppliers and customers and will negatively impact our carpet backing sales volumes. In addition, on April 3, 2006, we sold our Roanoke, Alabama carpet backing manufacturing facility to a Mohawk affiliate; this further back integration by Mohawk will also negatively impact future carpet backing sales volumes. For the end of 2006, we project that our top ten customers will account for approximately 30% of our total revenues due to diversification of our customer base and product offerings resulting from the SI Acquisition. However, we still rely on a relatively small number of products and customers for a significant portion of our revenues.

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

As part of our acquisition of SI in January 2006, we acquired a new concrete fiber reinforcement product line, which exposes us to current and potential future litigation. See Part II, Item 1. Legal Proceedings included elsewhere in this report for further discussion about current litigation.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

3.2	Amended Bylaws of Propex Fabrics Inc. (filed as Exhibit 3.2 to Propex Fabrics Inc.’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

4.1	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	Form of 10% Senior due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

10.1	Stock Purchase Agreement, dated December 30, 2005, by and among Propex Fabrics Inc., SI Concrete Systems Corporation, SI Geosolutions Corporation and the sellers named therein (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on January 6, 2006 and incorporated herein by reference).

10.2	Amendment No. 1 to Stock Purchase Agreement, dated January 30, 2006 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on January 6, 2006 and incorporated herein by reference).

10.3	Credit Agreement, dated January 31, 2006, by and among Propex Fabrics Inc., the lenders named therein and BNP Paribas as Administrative Agent (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on February 6, 2006 and incorporated herein by reference).

10.4	Amendment of Credit Agreement, dated February 20, 2006, by and among Propex Fabrics Inc., the lenders named therein and BNP Paribas as Administrative Agent (filed as Exhibit 10.8 to Propex Fabrics Inc.’s Form 10-K filed on March 31, 2006 and incorporated herein by reference).

10.5	Separation Agreement and General Release, dated March 23, 2006, among Propex Fabrics Inc., Propex Fabrics Holdings Inc. and Edmund A. Stanczak, Jr. (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on March 29, 2006 and incorporated herein by reference).

10.6	Asset Purchase Agreement by and among Propex Fabrics Inc. and Aladdin Manufacturing Corporation dated March 1, 2006 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s 8-K filed on March 7, 2006 and incorporated herein by reference).

10.7	Separation Agreement and General Release, dated May 3, 2006, among Propex Fabrics Inc., Propex Fabrics Holdings Inc. and Philip D. Barnes (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on May 8, 2006 and incorporated herein by reference).

31.1	— Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	— Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	— Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEX FABRICS INC.

By:	/s/ PHILIP D. BARNES
Philip D. Barnes
Vice President and Chief Financial Officer

Date: May 15, 2006