Form 10-Q
period 2006-06-30
Propex Inc.
filed 2006-08-14
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 333-122829

Propex Inc.

(Exact name of registrant as specified in its charter)

Delaware	2221	36-2692811
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

6025 Lee Highway, Suite 425, Chattanooga, Tennessee 37421

(Address of Principal Executive Offices)

(423) 855-1466

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

The Registrant is a wholly owned subsidiary of Propex Holdings Inc., and there is no public market for the Registrant’s common stock.

Number of shares of common stock outstanding at August 14, 2006: 10 shares.

Propex Inc.

Table of Contents to Form 10-Q

For the Quarter Ended June 30, 2006

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26.2	$58.3
Accounts receivable, net (Note 3)	128.6	92.6
Inventories, net (Note 4)	131.0	94.6
Deferred income taxes	9.0	3.5
Prepaid expenses and other current assets	15.4	9.3
Assets held for sale (Note 6)	5.0	26.7

Total current assets	315.2	285.0

Other assets:
Goodwill (Note 7)	37.1	—
Intangible assets, net (Note 7)	36.6	8.4
Deferred income taxes	27.5	15.8
Other assets	14.2	12.9

	115.4	37.1

Property, plant and equipment, net (Note 5)	253.2	164.3

	$683.8	$486.4

Liabilities and stockholder’s equity:
Current liabilities:
Accounts payable	$49.4	$42.5
Accrued liabilities	26.7	19.1
Current portion of debt and accrued interest	15.0	11.1
Restructuring and other similar costs (Note 8)	2.6	1.7
Other current liabilities	3.8	3.2

Total current liabilities	97.5	77.6

Debt, less current portion (Note 13)	383.0	244.8
Deferred income taxes	9.0	8.6
Accrued pension and other postretirement benefit liabilities (Notes 10 & 11)	51.5	52.5
Other non-current liabilities	23.1	1.1

	466.6	307.0
Total stockholder’s equity	119.7	101.8

Total liabilities and stockholder’s equity	$683.8	$486.4

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Operations

(In Millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenue	$205.5	$168.1	$396.6	$329.6
Cost of sales	165.3	140.6	328.1	277.3

Gross profit	40.2	27.5	68.5	52.3

Operating expenses:
Selling, general and administrative	25.6	14.1	51.6	28.3
In-process research and development (Note 2)	—	—	3.7	—
Pension curtailment gain (Note 10)	(0.4)	—	(0.4)	—
Restructuring and similar costs (Note 8)	3.4	—	6.4	—
Impairment of long-lived assets (Note 5)	—	—	5.5	—
Gain from sale of Roanoke plant	(44.5)	—	(44.5)	—

Operating income	56.1	13.4	46.2	24.0
Other (income)	(0.5)	(0.3)	(0.8)	(0.2)

Income before interest and income taxes	56.6	13.7	47.0	24.2
Interest expense, net	8.5	5.7	20.5	10.9

Income before income taxes	48.1	8.0	26.5	13.3
Income tax provision (Note 12)	18.4	2.6	10.3	4.7

Net income	$29.7	$5.4	$16.2	$8.6

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Cash Flows

(In Millions)

	Six months ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$16.2	$8.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14.5	9.4
Non-cash interest on debt	5.3	0.4
Gain on sale of Roanoke plant	(44.5)	—
Impairment of long-lived assets	5.5	—
Pension and postretirement benefit costs	(2.6)	0.9
Deferred income taxes	(12.7)	3.3
In-process research and development charges	3.7	—
Changes in operating assets and liabilities	5.9	(18.2)

Net cash provided by (used in) operating activities	(8.7)	4.4

Cash flows from investing activities
Capital expenditures	(2.3)	(1.3)
Proceeds from sale of Roanoke plant	73.0	—
Acquisition of business (net of cash acquired)	(229.7)	—

Net cash used in investing activities	(159.0)	(1.3)

Cash flows from financing activities
Payments of long-term debt principal	(169.1)	(2.8)
Debt issuance costs	(5.3)	—
Dividends	(0.4)	(0.5)
Proceeds from issuance of debt	310.5	—

Net cash provided by (used in) financing activities	135.7	(3.3)

Effect of changes in foreign exchange rates on cash and cash equivalents	(0.1)	(0.3)

Change in cash and cash equivalents	(32.1)	(0.5)
Cash and cash equivalents – Beginning of period	58.3	24.1

Cash and cash equivalents – End of period	$26.2	$23.6

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Inc. (the “Company”), formerly Propex Fabrics Inc. until its name change on June 13, 2006, and previously Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business”), is the world’s largest independent producer of primary and secondary carpet backing and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. The Company has been engaged in the textile industry since 1884 and was wholly owned by its former parent company BP p.l.c. (“BP”) until November 30, 2004.

On December 1, 2004, the Company acquired the Business from BP and became a stand-alone company. This transaction is referred to as the “BP Acquisition.”

On January 31, 2006, pursuant to a stock purchase agreement dated December 30, 2005, as amended, by and among the Company, SI Concrete Systems Corporation (“SICSC” – now known as Propex Concrete Systems Corporation), SI Geosolutions Corporation (“SIGC” – now known as Propex Geosolutions Corporation), and the holders of the capital stock of SICSC and SIGC, the Company acquired all the outstanding capital stock of SICSC and SIGC, collectively known as SI, for approximately $232.6 million, comprised of the $228.0 million cash price, including adjustments, paid to the seller and $4.6 million of direct acquisition related costs. This transaction is referred to as the “SI Acquisition.” Note 2 to the condensed consolidated financial statements includes a preliminary purchase price allocation for the SI Acquisition.

Basis of Presentation

The condensed consolidated financial statements of the Company, including the wholly owned subsidiaries, are prepared in conformity with U.S. generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

For stock-based compensation effected prior to December 31, 2005, the Company accounted for stock-based compensation using the minimum value method as prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and provided the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB No. 123” (“SFAS No. 148”), providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method. As described in Note 17 to the condensed consolidated financial statements, effective

January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No.

123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the prospective method. SFAS No. 123(R) is applied to awards granted, modified, or settled after January 1, 2006. The adoption did not have a material impact on our financial condition or results of operations.

There were no grants of stock-based compensation for the six months ended June 30, 2006; however, the options of the Chief Financial Officer were modified in conjunction with a separation agreement dated May 3, 2006, as previously reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 8, 2006. The expense recorded under SFAS No. 123(R) in connection with this modification, is included in selling, general and administrative expenses in the condensed consolidated statement of operations for the quarter ended June 30, 2006.

Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2006, the statements of operations for the three and six months ended June 30, 2006 and 2005, the statements of cash flows for the six months ended June 30, 2006 and 2005 and the related notes are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided are adequate to make the information presented not misleading, management recommends that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Form 10-K filing for the period ended December 31, 2005.

Earnings Per Share Data

Because Propex Inc. is a wholly owned subsidiary of Propex Holdings Inc. (formerly known as Propex Fabrics Holdings Inc.) and its stock is not publicly traded, earnings per common share data is excluded from presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures in the notes to the condensed consolidated financial statements. Actual results could differ from the estimates and assumptions used.

Goodwill and Other Intangible Assets

On January 31, 2006, the Company acquired all the outstanding capital stock of SI. Intangible assets created as a result of the SI Acquisition have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which required their valuation to fair value as of the acquisition date. The Company has provided a preliminary purchase price allocation in Note 2 to the condensed consolidated financial statements. The fair value calculations were completed with the assistance of an independent third party valuation specialist. However, as the Company continues to evaluate and refine certain estimates, the allocation of fair value across assets and segments could be adjusted.

Goodwill is the excess of the purchase price over the fair value of the net assets acquired. It is not amortized but is tested for impairment annually. Intangibles, which include customer relationships, patents and trade names, are amortized over their estimated useful lives.

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

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48” or “FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact this interpretation will have on our financial statements. For the Company, this interpretation will be effective beginning January 1, 2007.

2. SI Acquisition

On January 31, 2006, the Company acquired all the outstanding capital stock of SI for approximately $232.6 million, comprised of the $228.0 million cash price, including adjustments, paid to the seller and $4.6 million of direct acquisition related costs. We financed the total purchase price with borrowings under a refinanced senior credit facility as described more fully in Note 13 and approximately $29.2 million of cash on-hand.

The Company acquired SI because of SI’s complementary product offering in existing and new products, its complementary low-cost non-wovens manufacturing position, and the potential value related to the significant synergies upon combining the two complementary companies.

In accordance with SFAS No. 141, the Company allocated the total purchase price of the SI Acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values, which is due primarily to a portion of the forecasted synergies value possible upon combining the two companies, is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of the SI Acquisition is expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”), goodwill will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

Preliminary Purchase Price Allocation

The preliminary allocation of the total purchase price of SI’s net tangible and intangible assets was based on their estimated fair values as of January 31, 2006. These estimates are based on a preliminary valuation and are subject to change as the valuation is finalized. The excess of the purchase price over the net tangible and intangible assets was allocated to goodwill. The total purchase price of $232.6 million has been allocated as follows:

(in millions)
Tangible assets acquired and liabilities assumed:
Cash	$3.0
Accounts receivable	26.5
Inventory	46.7
Deferred income tax assets	4.9
Other current assets	5.7
Property, plant and equipment	99.9
Other non-current assets	3.4
Goodwill	37.1
Other intangible assets	32.7
In-process research and development	3.7
Current liabilities	(28.6)
Deferred income tax liability	(2.4)

Total purchase price	$232.6

An estimate of $3.7 million has been allocated to in-process research and product development and charged to expense in the quarter ended March 31, 2006. During the second quarter of 2006, the property, plant and equipment fair value was increased by $2.3 million due to further valuation analysis and the offset was recorded to goodwill. However, as the Company continues to identify additional minor acquisition-related costs, the total purchase price and related allocation of their fair value across assets and segments may be adjusted.

Other intangible assets

The fair value of other intangible assets has been estimated through the use of an independent third party valuation firm that used the discounted debt-free cash flow method to value these identifiable intangible assets, which are subject to amortization. The following table sets forth the components of these other intangible assets resulting from the SI Acquisition and their weighted average estimated useful lives at January 31, 2006:

	Preliminary Fair Value	Weighted-Average Useful Life (in years)
	(in millions)
Customer relationships	$24.2	7
Trademarks and trade names	3.4	20
Patents	5.1	15

Other intangible assets	$32.7

The following is a brief description of the types of intangibles identified as a result of the SI Acquisition:

•	Customer relationships. SI has developed a number of long-standing customer relationships that have a probability of continuing into the future.

•	Trademarks and trade names. SI has established several leading trademarks and trade names primarily focused on geosynthetic and concrete reinforced fibers applications. In the geosynthetic product area, SI has Geotex®, Landlok® and Pyramat® fabrics which are designed to help drain, separate, and stabilize soils in civil engineering and environmental applications. In the concrete fiber product area, SI has Fibermesh® polypropylene fibers for use as a secondary reinforcement for concrete and Novocon® steel fibers and Novomesh® blends of polypropylene and steel fibers for use in more demanding applications such as composite metal desks and industrial slabs.

•	Patents. SI has patented several of its fibers or products such as its X3® technology for use in Landlok® and Pyramat®. These patents have strengthened the market position of SI’s Geotex®, Lanlok® and Pyramat® geosynthetic fabric trademarks.

Tangible assets acquired

The following table summarizes the estimated fair value of the property plant and equipment acquired in the SI Acquisition and their estimated useful lives at January 31, 2006:

	Preliminary Fair Value	Weighted-Average Useful Life (in years)
	(in millions)
Land	$2.3	N/A
Buildings and land improvements	22.9	35
Machinery, equipment and other	73.9	6
Construction in progress	0.8	N/A

Total tangible assets	$99.9

Pro forma results

The following unaudited pro forma financial information presents the results of operations of the Company as if the SI Acquisition had occurred as of the beginning of the periods presented. Pro forma adjustments decreasing net income by nil and $0.9 million for the three months and six months ended June 30, 2006, respectively, and pro forma adjustments decreasing net income by $3.3 million and $4.8 million for the three months and six months ended June 30, 2005, respectively, have been reflected in the combined unaudited pro forma results presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of the Company that would have been reported had the SI Acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company. Pro forma results were as follows for the three months and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net revenue	$205.5	$233.6	$411.7	$462.8

Net income (loss)	$29.7	$0.3	$(10.3)	$1.3

3. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Trade accounts receivable, gross	$133.0	$95.8
Less:
Allowance for discounts and returns	(0.7)	(0.4)
Allowance for doubtful accounts	(3.7)	(2.8)

Accounts receivable, net	$128.6	$92.6

4. Inventories

Inventories are stated at the lower of cost or market value. All work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally, except for Brazil, which uses the average cost method. All raw materials, storehouse stock, process material, and packaging inventories are carried at average cost.

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(in millions)
Raw materials	$16.4	$13.0
Work in progress	23.3	20.3
Finish goods	80.6	53.6

	120.3	86.9
Storehouse stock and other	10.7	7.7

Total inventories, net	$131.0	$94.6

Inventory balances are shown net of reserves for obsolescence of $4.3 million at June 30, 2006 and $1.4 million at December 31, 2005.

The increase in reserves for obsolescence is due to management’s revised practice of selling aged inventory to an external polypropylene reclaim company upon reaching an aged level of 12 months, versus the Company’s past practice of selling aged inventory at a minor discount into the fabrics marketplace in order to move the inventory.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in millions)
Land	$15.6	$13.2
Buildings and land improvements	77.5	54.2
Machinery, equipment and other	177.9	107.9
Construction in process	5.5	3.1

Total property, plant and equipment	276.5	178.4
Less: Accumulated depreciation	(23.3)	(14.1)

Property, plant and equipment, net	$253.2	$164.3

During the first quarter, the Company developed a plan to restructure its Seneca, South Carolina plant. The plan involves closing the facility and relocating the manufacturing activities and certain manufacturing assets to the Company’s Ringgold, Georgia facility. In connection with this decision, the Company determined that certain assets would not be relocated and determined that the values of these assets had been diminished as a result of this decision. As such, during the quarter ended March 31, 2006, the Company recorded a $5.5 million non-cash impairment charge to write down the net book value to fair market value for the excess equipment, which will not be relocated.

The property, plant and equipment at June 30, 2006 and December 31, 2005 exclude the Austell, Georgia assets held for sale, as described more fully below in Note 6 to the condensed consolidated financial statements.

6. Assets Held for Sale

During the fourth quarter of 2005, management decided it would be more economical to relocate the Company’s Austell, Georgia headquarters to smaller leased office facilities and to relocate the research and development-scale manufacturing equipment to its plant locations. In addition, selling the Austell building would generate significant cash for the business as well as generate operating expense savings. Subsequent to the SI Acquisition, the Company decided to relocate its headquarters to SI’s existing headquarters in Chattanooga, Tennessee. This decision has no effect on the prior decision to relocate and sell its headquarters and research and development activities or the related impairment.

On December 31, 2005, the Company determined that the held for sale criteria in FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the Austell facility was adjusted to its fair value less costs to sell, amounting to $5.0 million, which was determined based on quoted market prices of similar assets. The resulting $5.9 million impairment loss, comprised of $0.9 million related to the Austell facility and $5.0 million related to the Austell research and development-scale manufacturing assets and software, was recorded in the fourth quarter of 2005.

On April 3, 2006, the Company completed the sale of its Roanoke, Alabama carpet-backing manufacturing facility to Aladdin Manufacturing Corporation for $73.0 million, including price adjustments. Given the existence of the March 1, 2006 asset sale agreement and the scheduled closing for the beginning of April 2006, the Roanoke facility assets were reported as assets held for sale on the December 31, 2005 condensed consolidated balance sheet.

The following table shows the components of Assets Held for Sale as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in millions)
Austell Facility
Land	$1.0	$1.0
Buildings and land improvements	4.0	4.0

	5.0	5.0
Roanoke Facility
Land	—	0.3
Buildings and land improvements	—	9.1
Machinery, equipment and other	—	12.3

	—	21.7

Total assets for sale	$5.0	$26.7

7. Goodwill and Other Intangible Assets

	June 30, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(in millions)
Intangible assets not subject to amortization:
Goodwill	$37.1	N/A	N/A	N/A

Intangible assets subject to amortization:
Customer relationships	27.0	(3.4)	3.3	(1.9)
Software licenses	1.0	(0.2)	1.2	(0.1)
Patents	5.3	(0.3)	0.3	(0.1)
BP non-compete agreement	6.4	(2.5)	7.6	(1.9)
Trademarks and tradenames	3.4	(0.1)	—	—

Total intangible assets	$80.2	$(6.5)	$12.4	$(4.0)

Amortization of intangibles totaled $1.0 million and $2.5 million in the three and six months ended June 30, 2006, respectively, and $0.9 million and $2.4 million in the three and six months ended June 30, 2005, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter:

(in millions)
2006	$2.7
2007	5.4
2008	5.4
2009	5.3
2010	4.9
Thereafter	12.9

$36.6

8. Restructuring and Other Similar Costs

Restructuring reserves for the six months ended June 30, 2006 and 2005 are summarized as follows:

	June 30, 2006	June 30, 2005
	(in millions)
Balance at January 1	$1.7	$0.9
Cash payments	(7.2)	(0.2)
Accrual for new committed/announced program	6.4	—
Reserves acquired through SI acquisition	1.7	—

Balance at period end	$2.6	$0.7

Selling, General and Administrative Redundancy

For the three and six months ended June 30, 2006, the Company recognized $2.7 million and $5.7 million in restructuring expense related to severance benefits for certain Austell, Georgia facility employees. Beginning in the first quarter, as part of integrating the newly acquired SI with the Company and as part of relocating the Company headquarters to Chattanooga, Tennessee, most of the Austell, Georgia employees were made redundant. The Company currently estimates it will accrue an additional $0.8 million related to severance for these redundancies primarily in the selling, general and administrative area over the remainder of the year. Total payments of approximately $1.9 million are expected to be paid out during the remainder of 2006 and early 2007.

Shift Reduction in Germany

Cash payments of $0.1 million and $1.1 million for the three and six months ended June 30, 2006 relate primarily to payments under the Germany facility’s restructuring program which eliminated the weekend production shift and trimmed certain benefits to better reflect the current market situation.

Seneca Restructuring

In the first quarter of 2006, the Company developed a plan to restructure its Seneca, South Carolina plant. The Company estimates the total restructuring costs to be approximately $12.5 million, consisting of severance and employee relocation costs of approximately $1.5 million, equipment relocation costs of approximately $5.5 million, comprised of $3.0 million in expense and $2.5 million in capital expenditures, and non-cash equipment impairment charges of approximately $5.5 million. The impairment charges were recorded in the first quarter of 2006, as the diminished values of the assets became apparent. The restructuring charges will be recorded during the remainder of 2006, as the criteria for recognition under Statement of Financial Accounting Standards No. 146; “Accounting for Costs Associated with Exit or Disposal Activities” have not yet been met. The plant closure and relocation process is scheduled to begin in July 2006 and is expected to be completed around year-end 2006.

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

In June 2005, the former SI Corporation closed its Genesee, Idaho plant. At June 30, 2006 there were $0.6 million in reserves related to existing contracts and closing the site. The related cash payments will be made over the next several years, ending 2010.

The following tables represent restructuring reserves and payments by activity and segment at June 30, 2006 (in millions):

Restructuring reserves by program:

	Restructuring Liabilities Acquired through SI Acquisition	Relocation of HQ Facilities	Shift Reduction in Germany	Early Retirement Program in Germany	Plant Consolidation	Total
Balance at January 1, 2006	$—	$—	$1.0	$0.7	$—	$1.7
Reserves acquired through SI acquisition	1.7	—	—	—		1.7
Severance, relocation and restructuring accruals	0.1	5.7	—	—	0.6	6.4
Severance, relocation and restructuring payments	(0.9)	(4.6)	(1.0)	(0.1)	(0.6)	(7.2)

Balance at June 30, 2006	$0.9	$1.1	$—	$0.6	$—	$2.6

Restructuring reserves by reportable segment:

	Concrete Fiber	Furnishings	Geosynthetics	Industrial Products	Europe	Total
Balance at January 1, 2006	$—	$—	$—	$—	$1.7	$1.7
Reserves acquired through SI acquisition	—	1.1	0.6	—	—	1.7
Severance, relocation and restructuring accruals	0.5	3.7	1.6	0.5	—	6.4
Severance, relocation and restructuring payments	(0.4)	(3.7)	(1.4)	(0.5)	(1.1)	(7.2)

Balance at June 30, 2006	$0.1	$1.1	$0.8	$—	$0.6	$2.6

9. Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net income	$29.7	$5.4	$16.2	$8.6
Foreign currency translation gain (loss)	(1.2)	1.0	2.1	(1.4)

Comprehensive income	$28.5	$6.4	$18.3	$7.2

10. Pension Benefits

The Company sponsors two defined benefit pension plans in the U.S. for Propex Inc. employees who have completed a qualifying length of service. However, there is no defined benefit pension plan applicable to employees of the newly acquired SI. The Company operates an unfunded defined benefit pension plan in Germany and a funded defined benefit plan in Brazil, which are available to all employees after meeting certain service levels. Benefits for all plans are generally based on employees’ years of service and salary levels. For the U.S. plans, contribution amounts are determined by independent actuaries using an actuarial method that has an objective of providing an adequate fund to meet pension obligations as they mature.

In 2005, the Company restructured its retirement compensation for its U.S. salaried employees. In July 2005, the Company amended its U.S. Cash Value Retirement Plan (the “Cash Value Plan”) for salaried employees to curtail earned benefits under such plan as of August 31, 2005. The Cash Value Plan was closed to new participants on June 10, 2005. The Company’s U.S. Cash Balance Retirement Plan (the “Cash Balance Plan”) for hourly employees was not changed, but that plan was also closed to new participants on June 10, 2005.

During the second quarter of 2006, as part of harmonizing employee benefits between Propex Inc. and SI employees, the Company amended the Cash Balance Plan for hourly employees to curtail earned benefits under such plan as of August 1, 2006. During the second quarter 2006, the Company recognized a curtailment gain of $0.4 million related to this pension plan curtailment.

Components of net periodic pension costs (benefits) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Components of net periodic pension cost
Service cost	$0.5	$1.0	$1.1	$2.0
Interest cost	1.5	1.6	3.0	3.2
Expected return on plan assets	(1.3)	(1.4)	(2.6)	(2.8)
Amortization of transition amount	—	0.1	—	0.2
Amortization of unrecognized actuarial loss	0.1	—	0.1	—

Periodic pension cost before curtailment	0.8	1.3	1.6	2.6
Curtailment gain, net	(0.4)	—	(0.4)	—

Net period pension cost	$0.4	$1.3	$1.2	$2.6

During the six month period ended June 30, 2006, the Company contributed $3.5 million to the U.S. pension plans. Under the present plans, the Company expects to contribute $5.6 million to its U.S. pension plans during the remainder of 2006.

In the second quarter of 2006, as part of harmonizing employee benefits between Propex Inc. and SI employees, the Company approved an enhancement for the SI salaried employees to receive a 100% match from the Company on the contributions they make up to 6% of pay, as pay is defined in the 401(k) plan, consistent with Propex U.S. salaried employees. Previously, the SI U.S. salaried employees received a 50% match on the contributions up to 6%, or a maximum matching payment of 3% of pay. In addition, as part of harmonizing employee benefits between the two companies, the Company increased the Company match for Propex Inc. U.S. hourly employees from a 50% matching contribution up to 3% of eligible pay, to a 50% matching contribution up to 6% of eligible pay consistent with the SI U.S. hourly employee 401(k) plan. The Company contributed $2.3 million in employer matching 401(k) contributions in the six months ended June 30, 2006.

11. Other Postretirement Benefits

The Company provides certain health care and life insurance benefits for retired Propex Inc. employees in the United States. Costs borne by the Company for retirees are based on age and length of service at retirement. The health care benefits are provided through the Company’s medical benefit plan and a group term life insurance plan. For U.S. employees of the newly acquired SI, there are no postretirement benefits.

Components of net periodic benefit cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Components of net periodic pension cost
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	—	0.1	0.1	0.1
Amortization of unrecognized actuarial loss	—	—	—	—

Net periodic pension cost	$0.1	$0.1	$0.2	$0.2

12. Income Taxes

The Company’s effective income tax rate was 38.3% and 38.9% for the three and six months ended June 30, 2006, respectively, and 32.5% and 35.3% for the three and six months ended June 30, 2005, respectively. The effective income tax rate for the remainder of 2006 is expected to be consistent with the first six months of 2006. The income tax provision consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Income tax at statutory rate	$18.5	$2.7	$11.0	$4.5
Permanent income tax disallowance	—	—	0.2	0.1
State taxes, net of federal benefit	(0.2)	0.2	(0.7)	0.3
Foreign tax rate differences	0.1	(0.3)	(0.2)	(0.1)
Valuation allowances	—	—	—	(0.1)

Income tax provision	$18.4	$2.6	$10.3	$4.7

A reconciliation of current and deferred taxes for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Current:
Federal	$19.7	$—	$19.7	$—
State	2.4	—	2.4	—
Non-US	0.4	0.4	0.9	1.1

	22.5	0.4	23.0	1.1
Deferred:
Federal	(4.9)	2.0	(13.7)	3.3
State	—	0.2	—	0.3
Non-US	0.8	—	1.0	—

	$(4.1)	$2.2	$(12.7)	$3.6

Total	$18.4	$2.6	$10.3	$4.7

The above current taxes include certain timing contingencies.

13. Long-Term Debt

On January 31, 2006, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower, the lenders named therein and BNP Paribas, as Administrative Agent. The Credit Agreement provides for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50.0 million revolving credit facility and a $50.0 million bridge loan facility. This agreement replaces the credit agreement dated as of December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent.

Total long-term debt at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan due 2011	—	104.5
Senior secured term loan due 2012	245.4	—
Revolving line of credit	—	—
Less: current maturities of senior secured term loan	(12.4)	(9.7)

Total long-term debt	$383.0	$244.8

The $50.0 million bridge loan was fully repaid in April 2006 with a portion of the after-tax proceeds from the Roanoke, Alabama facility sale.

Prior Credit Facility

The prior credit facility was entered into with a syndicate of lenders on December 1, 2004. The prior credit facility provided for a $110.0 million senior secured term loan due 2011 and a $65.0 million revolving line of credit, which had a $104.5 million balance outstanding on the term loan and no balance outstanding on the revolving line of credit as of the January 31, 2006 refinancing date. The credit facility also included a sublimit of $20.0 million for the issuance of letters of credit, of which $0.5 million was issued and outstanding as of the January 31, 2006 refinancing date.

New Credit Facility

•	Senior secured term loan due 2012. The Credit Agreement provides a senior secured term loan of $260.0 million maturing on July 31, 2012. At management’s discretion, the loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. Certain financial covenants must be met on a quarterly basis including a specified fixed charge coverage ratio, a specified interest coverage ratio, a minimum EBITDA requirement, maximum senior secured and total leverage ratios, and a maximum capital expenditures test. On April 4, 2006, pursuant to the Credit Agreement, the Company used the estimated after-tax proceeds from the April 3, 2006 sale of its Roanoke, Alabama facility to repay its entire $50.0 million bridge loan and to repay $11.5 million of this term loan.

Scheduled repayments on the remaining $245.4 million senior secured term loan at June 30, 2006 are as follows (in millions):

2006	$6.2
2007	12.4
2008	12.4
2009	12.4
2010	12.4
Thereafter	189.6

•	Revolving loan agreement. The Credit Agreement provides a revolving line of credit of $50.0 million. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit. As of June 30, 2006, there were no amounts drawn on the revolver and there were $5.8 million of letters of credit outstanding.

14. Commitments and Contingencies

From time to time, the Company is subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company under the BP Acquisition purchase agreement for certain potential pre-closing liabilities, and the Company’s current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.

The Company is subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by the Company or other parties.

In connection with the BP Acquisition, BP retained responsibility and has indemnified the Company for certain identified environmental liabilities upon selling the Business on December 1, 2004. These indemnified liabilities were estimated at $1.1 million at June 30, 2006 and December 31, 2005. This estimate may change as future events become realized. A long-term liability and corresponding receivable from BP is recorded on the balance sheet as of June 30, 2006 and December 31, 2005 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. At June 30, 2006, the Company is not aware of any material environmental liabilities beyond the above-indemnified liabilities.

At June 30, 2006, the Company had contracts with two U.S. suppliers for polypropylene resin raw materials for less than 50% of the Company’s projected domestic needs. One contract is cancelable anytime with 90 days notice, and the other contract extends to year-end 2006. Under these contracts, monthly pricing is based on monthly negotiations to determine market pricing. Due to the highly volatile nature of polypropylene prices, we cannot reasonably forecast the future spending under this contract with any degree of accuracy.

15. Business Segment and Geographic Area Information

The Company operates as a collection of regional businesses, and within the North America region, further breaks down its operations into several reportable segments. Due to the

SI Acquisition, in the first quarter of 2006, the Company reevaluated and revised its North American reportable segments. The Company’s historical results have been restated to reflect the new reportable segments.

•	Previously, geotextile fabrics had been combined with Propex’s other industrial fabric product lines/operating segment. However, given the increased size and significance of the geotextile operating segment (which now comprises more than 15% of worldwide revenues) and the increased diversity of products within the industrial products operating segment as a result of the SI Acquisition, it was no longer appropriate to combine these two operating segments. These products have been broken out and now constitute a separate Geosynthetics reporting segment.

•	The prior Industrial Fabrics reporting segment was renamed as the Industrial Products reporting segment due to the new inclusion of fiber sales. This segment continues to include products for use in various industrial applications such bags/packaging for carrying chemicals, commodities and protective membrane for home construction, filtration, trampoline fabrics and with the SI Acquisition, now includes intermediate fibers sold to other manufacturers to make similar products. This segment continues to include all of the Company’s Mexico business activity because of its relatively small size (accounting for less than 5% of Propex’s worldwide revenues) and because its products are predominantly industrial products.

•	Concrete Fiber was added as a new reporting segment. Although the Concrete Fiber operating segment represents less than 10% of worldwide revenues, this operating segment is managed independently from the other current operating segments and has certain differences in business attributes versus the other operating segments. Notwithstanding its grouping as one of the four North America reporting segments, this segment also includes the Company’s concrete fiber sales in Europe.

•	There were no changes to the Company’s prior North America Furnishings segment or the two international segments – Europe and Brazil.

As of the first quarter of 2006, the Company’s reportable segments are summarized as follows:

•	North America

•	Furnishings

•	Geosynthetics

•	Industrial Products

•	Concrete Fiber

•	Europe

•	Brazil

Within North America, the business operates with four segments: furnishings, geosynthetics, industrial products and concrete fiber. The Furnishings segment includes the manufacture and sale of various woven and non-woven fabrics to primarily carpet and furniture and bedding manufacturers for incorporation into their various manufactured furnishing products. The Geosynthetics segment includes the manufacture and sale of woven and non-woven fabrics into various geosynthetic end-uses. The Industrial products segment includes the manufacture and sale of woven and non-woven fabrics and fibers into a broad range of industrial applications such as fabric bags/containers, protective coverings, filtration products, and intermediate fibers for use by other manufacturers to produce similar products. Consistent with management of the business, the Industrial Products segment also includes all of our Mexico manufacturing and selling activity because the majority of its activities relate to industrial products. The Concrete Fiber segment includes the manufacture and outsourced supply and sale of fibers for use as a crack-reduction reinforcing material in concrete applications.

The Europe regional segment primarily sells furnishing carpet backing products, which account for more than 85% of its revenues, along with some industrial fabric geosynthetic products and minor revenues related to a new developmental product.

The Brazil regional segment primarily sells industrial fabrics products, which account for more than 80% of its revenues, along with some furnishing carpet backing products.

Segment sales are based on the location of the selling entity rather than the location of the customer. For example, European export sales to customers in Egypt or other non-European locations are included in the Europe regional segment results.

Measure of Segment Profit or Loss and Segment Assets

Segment profitability is measured by pre-tax earnings from continuing operations excluding net interest expense and, in 2006, the Roanoke gain. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers. There were no material intersegment sales in the three and six months ended June 30, 2006.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment because many of the Company’s productive assets are used to produce products in multiple segments and the utilization of many assets can be shifted among segments depending on the market demand for different products.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net revenue:
North America
Furnishings	$86.9	$99.8	$184.8	$195.5
Geosynthetics	45.5	21.4	71.0	38.6
Industrial Products	18.3	11.3	42.6	26.1
Concrete Fiber	19.4	—	29.7	—
Europe	26.3	25.5	50.8	50.5
Brazil	9.1	10.1	17.7	18.9

Total net revenue	$205.5	$168.1	$396.6	$329.6

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Depreciation and amortization expense:
North America
Furnishings	$3.8	$3.2	$6.9	$6.3
Geosynthetics	1.5	0.8	2.6	1.2
Industrial Products	1.0	0.3	2.6	0.5
Concrete Fiber	1.0	—	0.9	—
Europe	0.5	0.3	0.7	0.7
Brazil	0.5	0.3	0.8	0.7

Total depreciation and amortization	$8.3	$4.9	$14.5	$9.4

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Segment income (loss):
North America
Furnishings	$11.5	$11.5	$14.7	$20.7
Geosynthetics	0.7	1.4	(4.6)	1.5
Industrial Products	(1.3)	(0.5)	(2.2)	0.1
Concrete Fiber	(1.2)	—	(10.1)	—
Europe	2.1	0.4	3.7	0.2
Brazil	0.3	0.9	1.0	1.7

Total segment income	12.1	13.7	2.5	24.2
Reconciling items:
Gain from Roanoke plant sale	(44.5)	—	(44.5)	—
Interest expense, net	8.5	5.7	20.5	10.9

Total consolidated income before income taxes	$48.1	$8.0	$26.5	$13.3

Other data:

Worldwide sales volumes (million square yards for fabric sales)	573	655	1,206	1,293
Worldwide sales volumes (million lbs for fiber sales)	27	N/A	41	N/A
Unit net spread, $ per square yard (1)	$0.201	$0.139	$0.185	$0.136
Unit net spread, $ per lb (1)	$0.672	N/A	$0.657	N/A

(1) –	Unit net spread is defined as revenue less raw material cost on a per square yard basis for fabric sales and a per pound basis for fiber sales.
N/A –	Concrete fiber sales were acquired with the SI Acquisition; therefore, no volume measures are presented for the prior year.

The composition of the Company’s segment assets, consisting of intangible assets including goodwill, property, plant and equipment and other assets between those in the United States and those in other countries as of the end of each period is set forth below:

	June 30, 2006	December 31, 2005
	(in millions)
Long-lived assets by segment:
North America
United States	$286.3	$131.6
Other North America	3.8	3.9

Total North America	290.1	135.5
Europe	32.0	32.0
Brazil	19.0	18.1

Total long-lived assets	$341.1	$185.6

The reconciliation of segment assets to consolidated total assets at June 30, 2006 and 2005 is as follows:

	June 30, 2006	December 31, 2005
	(in millions)
Segment assets for total reportable business segments	$341.1	$185.6
Items excluded from segment assets:
Current assets	315.2	285.0
Long-term deferred tax assets	27.5	15.8

Total assets	$683.8	$486.4

Enterprise Wide Information

Net revenue is attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenue by customers’ locations.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Revenues:
Net revenues by geography:
U.S.	$149.2	$121.7	$294.8	$236.9
Other North America	13.3	10.8	25.7	23.3

Total North America	162.5	132.5	320.5	260.2
Europe	33.9	25.5	58.4	50.5
Brazil	9.1	10.1	17.7	18.9

Total net revenues	$205.5	$168.1	$396.6	$329.6

Total assets by country are listed as follows:

	June 30, 2006	December 31, 2005
	(in millions)
Total assets by country:
North America
U.S.	$647.5	$447.5
Other North America	24.1	26.2

Total North America	671.6	473.7
Europe	88.0	75.2
Brazil	39.4	36.6
Eliminations	(115.2)	(99.1)

Total assets	$683.8	$486.4

16. Condensed Consolidating Financial Information

The Company operates under the name of Propex Inc. The Company’s corporate structure includes two domestic subsidiary holding companies (Propex Fabrics International Holdings I Inc. and Propex Fabrics International Holdings II Inc.), which own a portion of the capital stock of its foreign subsidiaries. With the SI Acquisition, the Company added the SI companies as subsidiaries. The Company’s domestic subsidiaries (Propex Fabrics International Holdings I Inc., Propex Fabrics International Holdings II Inc. and the SI domestic subsidiaries, collectively the “Guarantors”) guarantee the Company’s 10% Senior Notes due 2012 (the “Notes”) on a joint and several basis. The Company’s foreign subsidiaries, including the newly acquired SI foreign subsidiaries, do not guarantee the Notes, and these subsidiaries are included in the following tables on a consolidated basis as the Non-guarantor subsidiaries.

The following tables set forth the condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three months and six months ended June 30, 2006 and June 30, 2005, and the condensed consolidating statements of cash flows for six months ended June 30, 2006 and June 30, 2005. Amounts are shown separately for the Company’s parent company, Propex Holdings Inc., the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the condensed consolidated financial information for the Issuer for all periods presented.

Separate financial statements of the Company’s parent or the Guarantors are not presented because the Guarantor’s guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

June 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$8.9	$5.9	$11.4	$(1.5)	$26.2
Accounts receivable, net	—	63.4	35.6	43.6	(14.0)	128.6
Inventories, net	—	60.1	36.9	34.0	—	131.0
Deferred income taxes	—	3.7	4.9	0.4	—	9.0
Intercompany loan receivable	—	—	0.3	—	(0.3)	—
Prepaid expenses and other current assets	—	5.8	3.5	6.1	—	15.4
Assets held for sale	—	5.0	—	—	—	5.0

Total current assets	1.5	146.9	87.1	95.5	(15.8)	315.2

Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	4.1	31.1	1.4	—	36.6
Deferred income taxes	1.5	19.3	7.0	1.2	(1.5)	27.5
Intercompany loan receivable	—	—	13.3	—	(13.3)	—
Investment in subsidiaries	119.7	321.5	56.4	—	(497.6)	—
Other non-current assets	—	11.9	0.6	1.7	—	14.2

	121.2	356.8	145.5	4.3	(512.4)	115.4
Property, plant and equipment, net	—	105.6	96.0	51.6	—	253.2

Total assets	$122.7	$609.3	$328.6	$151.4	$(528.2)	$683.8

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$26.7	$24.2	$12.5	$(14.0)	$49.4
Accrued liabilities	—	7.6	10.0	9.1	—	26.7
Current portion of debt and accrued interest, including Intercompany loans	—	14.5	—	0.8	(0.3)	15.0
Restructuring and other similar costs	—	1.1	0.9	0.6	—	2.6
Other current liabilities	—	1.4	0.8	1.6	—	3.8

Total current liabilities	—	51.3	35.9	24.6	(14.3)	97.5

Debt	29.0	383.0	—	—	(29.0)	383.0
Intercompany loan payable	—	—	—	13.3	(13.3)	—
Deferred income taxes	—	2.8	2.4	3.8	—	9.0
Accrued pension and other postretirement benefit liabilities	—	29.4	—	22.1	—	51.5
Other non-current liabilities	—	23.1	—	—	—	23.1

	29.0	438.3	2.4	39.2	(42.3)	466.6

Total stockholders’ equity	93.7	119.7	290.3	87.6	(471.6)	119.7

Total liabilities and stockholders’ equity	$122.7	$609.3	$328.6	$151.4	$(528.2)	$683.8

Condensed Consolidating Balance Sheet

December 31, 2005

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.8	$—	$13.5	$(1.5)	$58.3
Accounts receivable, net	—	64.2	—	32.6	(4.2)	92.6
Inventories, net	—	63.8	—	30.8	—	94.6
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.2	0.5	—	(1.7)	—
Prepaid expenses and other current assets	—	3.8	—	5.6	(0.1)	9.3
Assets held for sale	—	26.7	—	—	—	26.7

Total current assets	1.5	207.6	0.5	82.9	(7.5)	285.0

Other assets:
Intangible assets, net	—	6.9	—	1.5	—	8.4
Deferred income taxes	1.0	14.7	—	1.1	(1.0)	15.8
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	101.8	93.4	48.5	—	(243.7)	—
Other non-current assets	—	10.7	—	2.2	—	12.9

	102.8	125.7	65.5	4.8	(261.7)	37.1
Property, plant and equipment, net	—	114.0	—	50.3	—	164.3

Total assets	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$36.4	$—	$10.3	$(4.2)	$42.5
Accrued liabilities	—	12.7	0.1	6.3	—	19.1
Current portion of debt and accrued interest, including Intercompany loans	—	11.1	—	1.7	(1.7)	11.1
Restructuring and other similar costs	—	—	—	1.7	—	1.7
Other current liabilities	—	1.6	—	1.6	—	3.2

Total current liabilities	—	61.8	0.1	21.6	(5.9)	77.6

Debt	27.7	244.8	—	—	(27.7)	244.8
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	4.8	—	3.8	—	8.6
Accrued pension and other postretirement benefit liabilities	—	33.0	—	19.5	—	52.5
Other non-current liabilities	—	1.1	—	—	—	1.1

	27.7	283.7	—	40.3	(44.7)	307.0

Total stockholders’ equity	76.6	101.8	65.9	76.1	(218.6)	101.8

Total liabilities and stockholders’ equity	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$96.8	$62.7	$53.6	$(7.6)	$205.5
Cost of sales	—	76.6	49.3	47.0	(7.6)	165.3

Gross profit	—	20.2	13.4	6.6	—	40.2

Operating expenses:
Selling, general and administrative	—	6.7	15.3	3.6	—	25.6
Pension curtailment gain	—	(0.4)	—	—	—	(0.4)
Restructuring and similar costs	—	1.2	2.2	—	—	3.4
Gain from sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)

Operating income (loss)	—	57.2	(4.1)	3.0	—	56.1

Other (income) expense:
Other (income)	—	(0.2)	—	(0.3)	—	(0.5)
Interest expense, net	2.0	8.6	(0.1)	—	(2.0)	8.5
Equity (income) loss from earnings of subsidiaries	(29.7)	0.2	(2.5)	—	32.0	—

	(27.7)	8.6	(2.6)	(0.3)	30.0	8.0
Income (loss) before income taxes	27.7	48.6	(1.5)	3.3	(30.0)	48.1
Income tax provision (benefit)	(0.3)	18.9	(1.7)	1.2	0.3	18.4

Net income (loss)	$28.0	$29.7	$0.2	$2.1	$(30.3)	$29.7

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$211.7	$97.8	$101.8	$(14.7)	$396.6
Cost of sales	—	168.7	85.3	88.8	(14.7)	328.1

Gross profit	—	43.0	12.5	13.0	—	68.5

Operating expenses:
Selling, general and administrative	—	18.6	25.6	7.4	—	51.6
In-process research and development charges	—	—	3.7	—	—	3.7
Pension curtailment gain	—	(0.4)	—	—	—	(0.4)
Restructuring and similar costs	—	4.2	2.2	—	—	6.4
Impairment of long-lived assets	—	5.5	—	—	—	5.5
Gain from sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)

Operating income (loss)	—	59.6	(19.0)	5.6	—	46.2
Other (income) expense:
Other (income)	—	(0.2)	—	(0.6)	—	(0.8)
Interest expense, net	1.3	20.7	(0.2)	—	(1.3)	20.5
Equity (income) loss from earnings of subsidiaries	(16.2)	7.4	(3.6)	—	12.4	—

	(14.9)	27.9	(3.8)	(0.6)	11.1	19.7
Income (loss) before income taxes	14.9	31.7	(15.2)	6.2	(11.1)	26.5
Income tax provision (benefit)	(0.5)	15.5	(7.0)	1.8	0.5	10.3

Net income (loss)	$15.4	$16.2	$(8.2)	$4.4	$(11.6)	$16.2

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$127.8	$—	$46.5	$(6.2)	$168.1
Cost of sales	—	105.7	—	41.1	(6.2)	140.6

Gross profit	—	22.1	—	5.4	—	27.5

Operating expenses:
Selling, general and administrative	—	10.9	—	3.2	—	14.1

Operating income	—	11.2	—	2.2	—	13.4

Other (income) expense:
Other (income)	—	(0.1)	—	(0.2)	—	(0.3)
Interest expense, net	0.6	5.6	—	0.1	(0.6)	5.7
Equity (income) loss from earnings of subsidiaries	(5.4)	(1.8)	(1.1)	—	8.3	—

	(4.8)	3.7	(1.1)	(0.1)	7.7	5.4

Income (loss) before income taxes	4.8	7.5	1.1	2.3	(7.7)	8.0
Income tax provision (benefit)	(0.2)	2.1	—	0.5	0.2	2.6

Net income (loss)	$5.0	$5.4	$1.1	$1.8	$(7.9)	$5.4

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$250.3	$—	$92.8	$(13.5)	$329.6
Cost of sales	—	208.5	—	82.3	(13.5)	277.3

Gross profit	—	41.8	—	10.5	—	52.3

Operating expenses:
Selling, general and administrative	—	21.6	—	6.7	—	28.3

Operating income	—	20.2	—	3.8	—	24.0

Other (income) expense:
Other income	—	(0.1)	—	(0.1)	—	(0.2)
Interest expense, net	1.2	10.9	(0.1)	0.1	(1.2)	10.9
Equity (income) loss from earnings of subsidiaries	(8.6)	(2.8)	(1.5)	—	12.9	—

	(7.4)	8.0	(1.6)	—	11.7	10.7

Income (loss) before income taxes	7.4	12.2	1.6	3.8	(11.7)	13.3
Income tax provision (benefit)	(0.5)	3.6	—	1.1	0.5	4.7

Net income (loss)	$7.9	$8.6	$1.6	$2.7	$(12.2)	$8.6

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$15.4	$16.2	$(8.2)	$4.4	$(11.6)	$16.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	5.7	7.3	1.5	—	14.5
Non-cash interest on debt	1.3	5.1	0.1	0.1	(1.3)	5.3
Gain on sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)
Impairment of long-lived assets	—	5.5	—	—	—	5.5
Pension and postretirement benefit costs	—	(3.7)	—	1.1	—	(2.6)
Deferred income taxes	(0.5)	(6.7)	(7.0)	1.0	0.5	(12.7)
Undistributed earnings of subsidiaries	(16.2)	7.4	(3.6)	—	12.4	—
In-process research and development charges	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities	—	2.5	9.2	(5.8)	—	5.9

Net cash provided by (used in) operating activities	—	(12.5)	1.5	2.3	—	(8.7)

Investing activities
Capital expenditures	—	(0.2)	(1.6)	(0.5)	—	(2.3)
Proceeds from sale of property, plant and equipment	—	73.0	—	—	—	73.0
Acquisition of business (net of cash acquired)	—	(232.6)	2.2	0.7	—	(229.7)

Net cash provided by (used in) investing activities	—	(159.8)	0.6	0.2	—	(159.0)

Financing activities
Net receipts from (payments to) issuer and subsidiaries	—	1.2	3.8	(5.0)	—	—
Payment of long-term debt principal	—	(169.1)	—	—	—	(169.1)
Debt issuance costs		(5.3)	—	—		(5.3)
Dividends	0.4	(0.4)	—	—	(0.4)	(0.4)
Proceeds from issuance of debt	—	310.0	—	0.5	—	310.5
Proceeds from sale of stock	(0.4)	—	—	—	0.4	—

Net cash provided by (used in) financing activities	—	136.4	3.8	(4.5)	—	135.7

Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Change in cash and cash equivalents	—	(35.9)	5.9	(2.1)	—	(32.1)
Cash and cash equivalents – Beginning of period	1.5	44.8	—	13.5	(1.5)	58.3

Cash and cash equivalents – End of period	$1.5	$8.9	$5.9	$11.4	$(1.5)	$26.2

Condensed Combining Statement of Cash Flows

For the Six Months Ended June 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$7.9	$8.6	$1.6	$2.7	$(12.2)	$8.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	7.9	—	1.5	—	9.4
Non-cash interest on debt	1.2	0.4	(0.1)	0.2	(1.3)	0.4
Pension and postretirement benefit costs	—	0.4	—	0.5	—	0.9
Deferred income taxes	(0.5)	3.6	—	(0.4)	0.6	3.3
Undistributed earnings of subsidiaries	(8.6)	(2.8)	(1.5)	—	12.9	—
Changes in operating assets and liabilities	—	(16.1)	—	(2.1)	—	(18.2)

Net cash provided by (used in) operating activities	—	2.0	—	2.4	—	4.4

Investing activities
Capital expenditures	—	(0.7)	—	(0.6)	—	(1.3)

Net cash used in investing activities	—	(0.7)	—	(0.6)	—	(1.3)

Financing activities
Net (payments to) receipts from parent company	—	0.1	—	(0.1)	—	—
Net payment of long-term debt principal	—	(2.8)	—	—	—	(2.8)
Dividends	0.5	(0.5)	—	—	(0.5)	(0.5)
Stock repurchase	(0.5)	—	—	—	0.5	—
Proceeds from stock sale	0.9	—	—	—	(0.9)	—

Net cash provided by (used in) financing activities	0.9	(3.2)	—	(0.1)	(0.9)	(3.3)

Effect of changes in foreign exchange rates on cash	—	0.1	—	(0.4)	—	(0.3)

Change in cash and cash equivalents	0.9	(1.8)	—	1.3	(0.9)	(0.5)
Cash and cash equivalents – Beginning of period	—	15.8	—	8.3	—	24.1

Cash and cash equivalents – End of period	$0.9	$14.0	$—	$9.6	$(0.9)	$23.6

17. Stock Compensation Plan

In 2005, the board of directors and stockholders of Propex Holdings Inc. (“Holdings”) approved the 2005 Stock Awards Plan (the “Plan”). The purpose of the Plan is to provide for granting incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock awards, performance awards, phantom stock awards, or any combination of the foregoing, to selected employees, directors, and consultants of Holdings and its subsidiaries, including the Company. Each award of stock options, stock appreciation rights, restricted stock, performance awards or phantom stock will be evidenced by an agreement between Holdings and the recipient of the award.

There were no nonqualified stock options or restricted stock awards issued in the second quarter of 2006. Except for the stock options which were modified under an employee separation agreement, both the stock options and restricted stock awards have a vesting period over 5 years, or immediate vesting upon change of control. The stock options have a 10-year maximum term and an 8.4 year weighted average remaining life. The restricted stock awards do not have a maximum term.

The following table summarizes the activity of nonqualified stock options awarded under the Plan:

	2006
	Shares	Weighed Average Exercise Price
Outstanding, January 1, 2006	64,350	$100
Granted at fair market value on dates of grant	—	—
Exercised	—	—
Forfeited	(23,200)	$100

Outstanding, June 30, 2006	41,150	$100

Exercisable, June 30, 2006	1,250	$100

The following table summarizes the activity of restricted stock awarded under the Plan:

Outstanding, January 1, 2006	9,000
Granted	—
Exercised	—
Forfeited	(4,000)
Redeemed	(200)

Outstanding, June 30, 2006	4,800

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included under “Item 1. Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.” References to “we”, “us”, “our” and “the Company” mean Propex Inc. and its consolidated subsidiaries.

Overview

We are the world’s largest independent producer of primary and secondary carpet backing, and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. Within North America, we divide our business among furnishings, geosynthetics, industrial products and concrete fiber. During the first quarter of 2006, in response to our product changes as a result of the SI Acquisition, we subdivided our previous industrial fabrics reporting segment into two reporting segments – geosynthetics and industrial products – and we added the concrete fiber reporting segment. In our furnishings segment, we are the largest independent producer of carpet backing in North America and the leading supplier of furniture and bedding internal construction fabrics. In our geosynthetics segment, we are the largest North America supplier of the geosynthetic products which we offer and have a leading position in certain erosion control products. In our industrial products segment, we sell fabrics for various industrial applications such as bags/packaging for carrying chemicals, commodities and protective membrane for home construction, filtration, trampoline fabrics and with the SI Acquisition, now sell intermediate fibers to other manufacturers to make similar products. In our concrete fiber segment, we are the largest supplier of synthetic concrete reinforcement products in North America and we also sell these products in Europe.

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

Demand for our industrial products is driven by general economic conditions which influence housing which uses our housewrap products, chemical and agricultural activity which uses our bag fabrics.

Our primary raw material is polypropylene resin and resin costs comprise approximately 65% percent of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying over 400 million pounds annually. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. For the six months ended June 30, 2006, general polypropylene resin pricing in the U.S. increased by approximately 3.9% versus the twelve months ended December 31, 2005. Generally, we have been able to pass through raw material price increases and decreases to our furnishings customers, and in 2006 we have been successful in passing through resin increases to our geosynthetic customers. However, it has been more difficult to pass through raw material price fluctuations to customers for certain of our industrial products and concrete fiber products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers.

In order to maintain our competitiveness, we maintain a comparatively low manufacturing cost structure. Our management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Company History

We have been engaged in the textile industry since 1884 and operated primarily under the name Amoco Fabrics and Fibers Company in the U.S. and under other names internationally from 1968 until the December 1, 2004, BP Acquisition, discussed below, at which time we became Propex Fabrics Inc.   In June 2006, we changed our name to Propex Inc. because the Company now sells fiber products in addition to fabrics. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute backing, as well as the development of woven and nonwoven fabrics for industrial applications.

On December 1, 2004, pursuant to a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c., we acquired all the outstanding capital stock of the entities comprising the fabrics business of BP, specified assets comprising BP’s Canadian fabrics business and various intellectual property and other assets associated with the fabrics business.

Acquisition of SI

On January 31, 2006, the Company acquired 100% of the outstanding stock of SICSC and SIGC (hereafter referred to as the “SI Acquisition”), who previously was our largest competitor and a leader in providing woven and nonwoven polypropylene fabrics and fiber products for various geosynthetic, industrial products and concrete fiber reinforcement end-uses. As a result of the SI Acquisition, the Company retains its position as the world’s leading independent producer of carpet backing, its position as the leading North American producer of needle-punch nonwoven fabrics for furniture and bedding applications and its significant woven polypropylene operations in Europe and Brazil. The SI Acquisition enhances the Company’s position in geosynthetic fabrics and provides the Company with a leading sales position in the concrete fiber reinforcement business. Further, the Company’s strength in woven fabrics manufacturing is complemented by SI’s strength in non-woven fabric manufacturing.

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

As a result, most of the fluctuations in the Company’s operating results in 2006 as compared to 2005 are due to the SI Acquisition. The historical results section below presents a discussion of our consolidated operating results using the historical results of the Company prepared in accordance with GAAP for the three months and six months ended June 30, 2006 and 2005, including SI’s results of operations from January 31, 2006 (the SI Acquisition date) to June 30, 2006. In order to provide additional information relating to our operating results, we also present a discussion of our pro forma combined operating results as if the Company and SI had been a consolidated company for the three months and six months ended June 30, 2006 and 2005. We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of SFAS No. 141. The operating results for the three months ended June 30, 2006 include SI’s financial results for the same three-month period ended June 30, 2006. However, due to historically different fiscal period-ends for the Company and SI, the pro forma combined operating results for the three months and six months ended June 30, 2005 include SI’s results for their first two fiscal quarters ended March 31, 2005.

Results of Operations for the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

The following discussion compares the historical results of operations for the three months and six months ended June 30, 2006 and 2005. These results include SI’s results of operations from January 31, 2006 (the SI Acquisition date). Results of operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net revenue (1)	$205.5	$168.1	$396.6	$329.6
Cost of sales	165.3	140.6	328.1	277.3

Gross profit	40.2	27.5	68.5	52.3

Operating expenses:
Selling, general and administrative	25.6	14.1	51.6	28.3
In-process research and development charges	—	—	3.7	—
Pension curtailment gain	(0.4)	—	(0.4)	—
Restructuring and similar costs	3.4	—	6.4	—
Impairment of long-lived assets	—	—	5.5	—
Gain from sale of Roanoke plant	(44.5)	—	(44.5)	—

Operating income	56.1	13.4	46.2	24.0
Other (income)	(0.5)	(0.3)	(0.8)	(0.2)

Income before interest and income taxes	56.6	13.7	47.0	24.2
Interest expense, net	8.5	5.7	20.5	10.9

Income before income taxes	48.1	8.0	26.5	13.3
Income tax provision	18.4	2.6	10.3	4.7

Net income	$29.7	$5.4	$16.2	$8.6

(1)	Net revenue represents gross sales less product returns, customer allowances and discounts, all generated in the ordinary course of business.

Net revenue

For the three months ended June 30, 2006, total net revenue increased $37.4 million, or 22.2%, to $205.5 million from $168.1 million in the corresponding period of the prior year. This net revenue increase is due to an increase in North America geosynthetic net revenue of $24.1 million, an increase in North America industrial products net revenue of $7.0 million, an increase in Europe net revenue of $0.8 million and concrete fiber net revenues of $19.4 million. These segment increases were partially offset by a $12.9 million net revenue decrease in North America furnishings and a $1.0 million decrease in Brazil.

For the six months ended June 30, 2006, total net revenue increased $67.0 million, or 20.3%, to $396.6 million from $329.6 million in the corresponding period of the prior year. This net revenue increase is due to an increase in North America geosynthetic net revenue of $32.4 million, an increase in North America industrial products net revenue of $16.5 million, an increase in Europe net revenue of $0.3 million and concrete fiber net revenues of $29.7 million. These segment increases were partially offset by a $10.7 million net revenue decrease in North America furnishings and a $1.2 million decrease in Brazil.

For the three months ended June 30, 2006, North America furnishings net revenue decreased $12.9 million, or 12.9%, to $86.9 million from $99.8 million in the corresponding period of the prior year. For the six months ended June 30, 2006, North America furnishings net revenue decreased $10.7 million, or 5.5%, to $184.8 million from $195.5 million in the corresponding period of the prior year. The net revenue decrease for both the quarter and year-to-date periods was primarily due to volume decreases in carpet backing resulting from the back integration efforts of Shaw Industries, our largest customer during 2005. The decrease in the second quarter was also due to the sale of the Roanoke, Alabama carpet backing plant on April 3, 2006 to a Mohawk Industries, Inc. affiliate. These back integration moves by our two largest customers, Mohawk and Shaw, reduce the potential merchant market demand for our furnishings products. Partially offsetting these effects was the successful pass-through of higher raw material costs and the inclusion of SI’s furniture and bedding and carpet backing revenues for the post January 31st period.

For the three months ended June 30, 2006, North America geosynthetics net revenue increased $24.1 million, or 112.6%, to $45.5 million from $21.4 million in the corresponding period of the prior year. For the six months ended June 30, 2006, North America geosynthetics net revenue increased $32.4 million, or 83.9%, to $71.0 million from $38.6 million in the corresponding period of the prior year. The net revenue increase for both the quarter and year-to-date periods was primarily due to the inclusion of SI’s geosynthetics revenues for the post January 31st period and the successful pass-through of higher raw material costs. Partially offsetting these effects was a volume decrease in our existing geotextile products due to two large customers being acquired and subsequently realigning their suppliers.

For the three months ended June 30, 2006, North America industrial products net revenue increased $7.0 million, or 61.9%, to $18.3 million from $11.3 million in the corresponding period of the prior year. For the six months ended June 30, 2006, North America industrial products net revenue increased $16.5 million, or 63.2%, to $42.6 million from $26.1 million in the corresponding period of the prior year. The net revenue increase for both the quarter and year-to-date periods was primarily due to the inclusion of SI’s industrial products revenue for the post January 31st period and the successful pass-through of higher raw material costs. Partially offsetting these effects was a volume decrease in certain packaging products, especially our cotton bale products due to transition issues associated with changing the Company’s channels to market.

For the three months and six months ended June 30, 2006, North America concrete fiber net revenue was $19.4 million and $29.7 million, respectively, as a result of the SI Acquisition. As this segment relates entirely to the business acquired from SI, there is no comparable revenue amount for the three months and six months ended June 30, 2005.

For the three months ended June 30, 2006, Europe net revenue increased $0.8 million, or 3.1% to $26.3 million from $25.5 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Europe net revenue increased $0.3 million, or 0.6%, to $50.8 million from $50.5 million in the corresponding period of the prior year. The small net revenue increase for both the quarter and year-to-date periods was primarily due to favorable product mix changes, mostly offset by lower carpet industry volumes due to general weakness in the European economy and cautious consumer spending.

For the three months ended June 30, 2006, Brazil net revenue decreased $1.0 million, or 9.9%, to $9.1 million from $10.1 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Brazil net revenue decreased $1.2 million, or 6.3%, to $17.7 million from $18.9 million in the corresponding period of the prior year. The net revenue decrease for both the quarter and year-to-date periods was due to the negative impact of Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold and capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Cost of sales

For the three months ended June 30, 2006, cost of sales increased 17.6% to $165.3 million from $140.6 million in the corresponding period of the prior year. The increase in cost of sales primarily reflects the inclusion of SI results for the post January 31st period. As a percentage of net revenue, cost of sales decreased slightly to 80.4% in the three months ended June 30, 2006 from 83.6% in the corresponding period of the prior year, primarily due to higher margins across most U.S. products and European restructuring-related cost reductions.

For the six months ended June 30, 2006, cost of sales increased 18.3% to $328.1 million from $277.3 million in the corresponding period of the prior year. The increase in cost of sales primarily reflects the inclusion of SI results for the post January 31st period and the effects of the $7.7 million inventory fair value adjustment related to the SI Acquisition purchase accounting during the first quarter, which has been recognized in cost of sales during the six month period ended June 30, 2006. As a percentage of net revenue, cost of sales decreased slightly to 82.7% in the six months ended June 30, 2006 from 84.1% in the corresponding period of the prior year, primarily due to higher margins across most U.S. products and European restructuring-related cost reductions partially offset by the inventory fair value adjustment amortization in the first quarter.

For the three and six months ended June 30, 2006, higher margins are the result of improved average selling prices, which increased at a rate greater than that of raw material costs. Also, product mix for the three and six months ended June 30, 2006 shifted toward higher margins products.

Selling, general and administrative expenses

For the three months ended June 30, 2006, selling, general and administrative expenses increased to $25.6 million from $14.1 million in the corresponding period of the prior year. As a percentage of net revenue, selling, general and administrative expenses increased to 12.5% in the three months ended June 30, 2006 from 8.4% in the corresponding period of the prior year. The increase in selling, general and administrative expenses primarily reflects the inclusion of SI’s overhead costs for the post January 31st period. We expect these costs to decrease as a percentage of sales with the elimination of redundant selling, general and administrative costs, which was largely completed during the second quarter.

For the six months ended June 30, 2006, selling, general and administrative expenses increased to $51.6 million from $28.3 million in the corresponding period of the prior year. As a percentage of net revenue, selling, general and administrative expenses increased to 13.0% in the six months ended June 30, 2006 from 8.6% in the corresponding period of the prior year. The increase in selling, general and administrative expenses primarily reflects the inclusion of SI’s overhead costs for the post January 31st period. We expect these costs to decrease as a percentage of sales with the elimination of redundant selling, general and administrative costs, which was largely completed during the second quarter.

In-process research and development

For the three months ended June 30, 2006 and 2005, there were no in-process research and development charges.

For the six months ended June 30, 2006, as part of the SI Acquisition during the first quarter, there was an in-process research and development charge of $3.7 million. There was no comparable amount for the corresponding period of the prior year.

Pension curtailment gain

For the three months and six months ended June 30, 2006, the Company recorded a $0.4 million curtailment gain for the reduction in the projected benefit obligation related to the U.S. pension plan for hourly employees. There was no comparable amount for the corresponding periods of the prior year.

Restructuring and other similar costs

For the three months ended June 30, 2006, restructuring and other similar costs were $3.4 million related to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI Acquisition. There was no comparable amount for the corresponding period of the prior year.

For the six months ended June 30, 2006, restructuring and other similar costs were $6.4 million related to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI Acquisition. There was no comparable amount for the corresponding period of the prior year.

Impairment of long-lived assets

For the three months ended June 30, 2006 and 2005, there were no impairments of long-lived assets.

For the six months ended June 30, 2006, impairment of long-lived assets was $5.5 million related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant. The amount of the impairment was determined based on the remaining value of the assets in light of the decision to dispose of such assets as compared to the carrying value at the decision to close the Seneca facility. There were no such impairment charges in the corresponding period of the prior year.

Gain from sale of Roanoke plant

For the three and six months ended June 30, 2006, we recorded a $44.5 million gain related to the sale of our Roanoke, Alabama carpet backing plant to a Mohawk Industries, Inc. affiliate in April 2006. This gain results from the excess of the $73.0 million in adjusted sales proceeds over the net book value of $28.5 million. There were no such asset sales the corresponding periods of the prior year.

Income before interest and income taxes

For the three months ended June 30, 2006, income before interest and taxes increased $42.9 million to $56.6 million from $13.7 million in the corresponding period of the prior year. The increase resulted primarily from the $44.5 million gain on the sale of our Roanoke facility, which is not included in our segment income. Partially offsetting the gain were decreases of $0.7 million in North America geosynthetics, $0.8 million in North America industrial products, $0.6 million in Brazil, and losses of $1.2 million in North America concrete fiber. These decreases were partially offset by an increase of $1.7 million in Europe’s income. The quarterly segment results were also impacted by $3.4 million in restructuring costs partially offset by a $0.4 million pension curtailment gain.

For the six months ended June 30, 2006, income before interest and taxes increased $22.8 million, or 94.2%, to $47.0 million from $24.2 million in the corresponding period of the prior year. This increase resulted primarily from the $44.5 million gain on the sale of our Roanoke facility, which is not included in our segment income. In addition to the second quarter non-recurring charges mentioned above, the year-to-date segment results were impacted by several non-recurring acquisition and restructuring related charges in the first quarter, including the $7.7 million amortization of the inventory fair value adjustment related to acquisition purchase accounting, the $3.7 million of in-process research and development charges, the Seneca, South Carolina facility restructuring’s $5.5 million non-cash impairment related to equipment which will not be relocated to another plant, and the $3.0 million acquisition integration-related severance costs. By segment, the change is offset by decreases of $6.0 million in North America furnishings, $6.1 million in North America geosynthetics, $2.3 million in North America industrial products, $0.7 million in Brazil and a $10.1 million loss in concrete fiber, partially offset by an increase of $3.5 million in Europe.

For the three months ended June 30, 2006, North America furnishings segment income was $11.5 million, unchanged versus the corresponding period of the prior year. For the six months ended June 30, 2006, North America furnishings segment income decreased $6.0 million, or 29.0%, to $14.7 million from $20.7 million in the corresponding period of the prior year. The segment income decreased for both the quarter and year-to-date periods due to lower volumes resulting from the North America carpet industry restructuring, which occurred largely in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing and in the second quarter, further volume declines due to the sale of the Roanoke plant on April 3rd. This negative volume effect was offset by increasing margins and the inclusion of SI activity in 2006. However, the year-to-date period was also impacted by a $7.5 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges in the first quarter.

For the three months ended June 30, 2006, North America geosynthetics segment income decreased $0.7 million, or 50.0%, to $0.7 million from $1.4 million in the corresponding period of the prior year. For the six months ended June 30, 2006, North America geosynthetics segment income decreased $6.1 million to a loss of $4.6 million from $1.5 million in income for the corresponding period of the prior year due to general weakness in demand, volume losses at certain customers who changed suppliers and high allocated overhead costs prior to eliminating redundant selling, general and administrative overhead, partially offset by the inclusion of SI activity in 2006. In addition, the year-to-date period was impacted by a $5.7 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges in the first quarter.

For the three months ended June 30, 2006, North America industrial products segment income decreased $0.8 million to $1.3 million loss from a $0.5 million loss in the corresponding period of the prior year. For the six months ended June 30, 2006, North America industrial products segment income decreased $2.3 million to $2.2 million loss from $0.1 million in income for the corresponding period of the prior year. The segment income decreased for both the quarter and year-to-date periods due to decreases in certain packaging volumes and high allocated overhead costs prior to eliminating redundant selling, general and administrative overhead, partially offset by the inclusion of SI activity in 2006. In addition, the year-to-date period was impacted by a $2.0 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges in the first quarter.

For the three months and six months ended June 30, 2006, the North America concrete fiber segment loss was $1.2 million and $10.1 million, respectively. This segment was acquired as part of the SI acquisition, and there is no comparable amount for the corresponding periods of the prior year. In addition, the year-to-date period was impacted by a $4.7 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges in the first quarter.

For the three months ended June 30, 2006, Europe segment income increased $1.7 million to $2.1 million from $0.4 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Europe segment income increased $3.5 million to $3.7 million from $0.2 million in the corresponding period of the prior year. The segment income increased for both the quarter and year-to-date periods primarily due to a reduction in manufacturing costs associated with the elimination of the weekend shift at our Gronau, Germany facility.

For the three months ended June 30, 2006, Brazil segment income decreased $0.6 million, or 66.7%, to $0.3 million from $0.9 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Brazil segment income decreased $0.7 million, or 41.2%, to $1.0 million from $1.7 million in the corresponding period of the prior year. The segment income decreased for both the quarter and year-to-date periods because of sales volume declines due to Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold and capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Interest expense, net

For the three months ended June 30, 2006, net interest expense increased to $8.5 million from $5.7 million in the corresponding period of the prior year. For the six months ended June 30, 2006, net interest expense increased to $20.5 million from $10.9 million in the corresponding period of the prior year. Net interest expense increased for both the quarter and year-to-date periods due primarily to the additional debt incurred to fund the major portion of the SI Acquisition.

Income taxes

For the three months ended June 30, 2006, the provision for income taxes increased to $18.4 million from $2.6 million in the corresponding period of the prior year. The increase in income tax expense is due primarily to the gain on sale of the Roanoke, Alabama plant in April 2006. The effective tax rate was 38.3% in the second quarter as compared to 38.0% in the first quarter of 2006.

For the six months ended June 30, 2006, the provision for income taxes increased to $10.3 million from $4.7 million in the corresponding period of the prior year. The increase in taxes related to the Roanoke plant gain on sale is partially offset by the effects of the first quarter operating losses primarily related to non-recurring acquisition integration and restructuring charges. The effective tax rate was 38.9% for the six months ended June 30, 2006.

We expect the effective tax rate to remain around 37.6% for the remainder of the year.

Combined Company Results of Operations for the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

The following discussion includes the combined results of operations of the Company including SI as if the SI Acquisition had occurred as of the beginning of each period. Adjustments have been made to the combined results of operations primarily to reflect the following.

For the three and six months ended June 30, 2006:

•	Cost of sales was adjusted by nil and $0.2 million in the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.3 million in the three and six months ended June 30, 2005, respectively, due to increases in depreciation related to increases in SI property, plant and equipment to approximate fair value.

•	Selling, general and administrative was increased nil and $0.3 million in the three and six months ended June 30, 2006, respectively, and $0.9 million and $1.9 million in the three and six months ended June 30, 2005, respectively, to reflect the amortization of intangible assets established in accordance with SFAS No. 141.

•	Interest expense was increased nil and $1.0 million in the three and six months ended June 30, 2006, respectively, and $4.1 million and $5.6 million in the three and six months ended June 30, 2005, respectively, to reflect the SI Acquisition-related additional indebtedness in the periods prior to the acquisition.

Combined Pro Forma Results:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Net revenue	$205.5	$233.6	$411.7	$462.8
Cost of sales	165.3	189.8	339.0	376.3

Gross profit	40.2	43.8	72.7	86.5

Operating expenses:
Selling, general and administrative	25.6	31.3	56.2	62.7
In-process research and development charges	—	—	3.7	—
Pension curtailment gain	(0.4)	—	(0.4)	—
Restructuring and similar costs	3.4	—	6.4	—
Impairment of long-lived assets	—	—	5.5	—
Gain from sale of Roanoke plant	(44.5)	—	(44.5)	—

Operating income	56.1	12.5	45.8	23.8
Other (income) expense	(0.5)	1.5	24.6	4.4

Income before interest and income taxes	56.6	11.0	21.2	19.4
Interest expense, net	8.5	9.8	21.8	18.2

Income (loss) before income taxes	48.1	1.2	(0.6)	1.2
Income tax provision	18.4	0.9	9.7	(0.1)

Net income (loss)	$29.7	$0.3	$(10.3)	$1.3

Net revenue

On a combined company basis for the three months ended June 30, 2006, net revenue decreased $28.1 million, or 12.0% to $205.5 million from $233.6 million for the corresponding period in the prior year, reflecting a decrease in North America net revenue of $27.9 million, and a decrease of $1.0 million for Brazil, partially offset by an increase of $0.8 million for Europe.

For the six months ended June 30, 2006, combined company net revenue decreased $51.1 million, or 11.0% to $411.7 million from $462.8 million for the corresponding period in the prior year, reflecting a decrease in North America net revenue of $50.2 and a decrease of $1.2 million for Brazil, partially offset by an increase of $0.3 million for Europe.

On a combined company basis, for the three months ended June 30, 2006, North America furnishings net revenue decreased 27.0% to $86.9 million from $119.1 million for corresponding period in the prior year. For the six months ended June 30, 2006, North America furnishings net revenue decreased 18.9% to $188.0 million for the six months ended June 30, 2006 from $231.8 million for the corresponding period in the prior year. The net revenue decrease for both the quarter and year-to-date periods was primarily due to volume decreases in carpet backing resulting from the back integration efforts of Shaw Industries, our largest customer during 2005. The decrease in the second quarter was also due to the sale of the Roanoke, Alabama carpet backing plant on April 3, 2006. Partially offsetting these effects was the successful pass-through of higher raw material costs.

For the three months ended June 30, 2006, North America geosynthetics net revenue increased 12.6% to $45.5 million from $40.4 million from the corresponding period in the prior year. For the six months ended June 30, 2006, North America geosynthetics net revenue increased 0.1% to $76.0 million from $75.9 million for the corresponding period in the prior year. The net revenue increases for both the quarter and year-to-date periods was due primarily to the successful pass-through of higher raw material costs, partially offset by two large customers being acquired and subsequently realigning their suppliers, along with other general weakness in demand.

On a combined company basis, for the three months ended June 30, 2006, North America industrial products net revenue decreased 25.0% to $18.3 million from $24.4 million from the corresponding period in the prior year. For the six months ended June 30, 2006, North America industrial products net revenue decreased 15.3% to $45.5 million from $53.7 million for the corresponding period in the prior year. The net revenue decreases for both the quarter and year-to-date periods was due primarily to lower volumes in cotton bale, performance fabrics and fiber sales, partially offset by the successful pass-through of higher raw material costs.

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, North America concrete fiber net revenue increased 37.6% to $19.4 million from $14.1 million for the corresponding period in the prior year. For the six months ended June 30, 2006 compared to the corresponding period in the prior year, North America concrete fiber net revenue increased 5.3% to $33.7 million from $32.0 million due to the successful pass-through of higher raw material costs.

For the three months ended June 30, 2006, Europe net revenue increased $0.8 million, or 3.1% to $26.3 million from $25.5 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Europe net revenue increased $0.3 million, or 0.6%, to $50.8 million from $50.5 million in the corresponding period of the prior year. The small net revenue increase for both the quarter and year-to-date periods was primarily due to favorable product mix changes, mostly offset by lower carpet industry volumes due to general weakness in the European economy and cautious consumer spending.

For the three months ended June 30, 2006, Brazil net revenue decreased $1.0 million, or 9.9%, to $9.1 million from $10.1 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Brazil net revenue decreased $1.2 million, or 6.3%, to $17.7 million from $18.9 million in the corresponding period of the prior year. The net revenue decrease for both the quarter and year-to-date periods was due to the negative impact of Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold and capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Cost of sales

On a combined company basis, cost of sales decreased 12.9% to $165.3 million for the three months ended June 30, 2006 from $189.8 million for the corresponding period in the prior year. The decrease in cost of sales primarily reflects generally lower North America volumes partially offset by higher resin pricing. As a percentage of net revenue, cost of sales decreased to 80.4% in the three months ended June 30, 2006 from 81.3% in the three months ended June 30, 2005, primarily due to a decrease in non-raw material manufacturing costs.

For the six months ended June 30, 2006, cost of sales decreased 9.9% to $339.0 million from $376.3 million for the corresponding period in the prior year. The decrease in cost of sales primarily reflects generally lower North America volumes partially offset by higher resin pricing and the effects of the $7.7 million inventory fair value adjustment related to the SI Acquisition purchase accounting during the first quarter, which has been recognized in cost of sales during the six month period ended June 30, 2006. As a percentage of net revenue, cost of sales decreased to 82.3% in the six months ended June 30, 2006 from 81.3% for the corresponding period in the prior year, primarily due to a decrease in non-raw material manufacturing costs.

In addition, for the three and six months ended June 30, 2006, higher margins are the result of improved average selling prices, which increased at a rate greater than that of raw material costs. Also, product mix for the three and six months ended June 30, 2006 shifted toward higher margins products.

Selling, general and administrative expenses

On a combined company basis, selling, general and administrative expenses decreased to $25.6 million for the three months ended June 30, 2006 from $31.3 million for the corresponding period in the prior year. As a percentage of net revenue, selling, general and administrative expenses decreased to 12.5% in the three months ended June 30, 2006 from 13.4% for the corresponding period in the prior year.

Selling, general and administrative expenses on a combined company basis decreased to $56.2 million for the six months ended June 30, 2006 from $62.7 million in the corresponding period in the prior year. As a percentage of net revenue, selling, general and administrative expenses increased to 13.7% for the six months ended June 30, 2006 from 13.5% for the corresponding period in the prior year. For the three and six months ended June 30, 2006, selling general and administrative expenses on a combined company basis have decreased from the comparable prior year period as a result of the continued integration of the two companies, eliminating redundant expenses.

In-process research and development charge

For the three months ended June 30, 2006 and 2005, there were no in-process research and development charges.

For the six months ended June 30, 2006, as part of the SI Acquisition during the first quarter, there was an in-process research and development charge of $3.7 million. There was no comparable amount for the corresponding period of the prior year.

Pension curtailment gain

For the three months and six months ended June 30, 3006, the Company recorded a $0.4 million curtailment gain for the reduction in the projected benefit obligation related to the U.S. pension plan for hourly employees. There was no comparable amount for the corresponding periods of the prior year.

Restructuring and other similar costs

For the three months and six months ended June 30, 2006, restructuring and other similar costs were $3.4 million and $6.4 million, respectively, related to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI Acquisition. There was no comparable amount for the corresponding periods of the prior year.

Impairment of long-lived assets

For the three months ended June 30, 2006 and 2005, there were no impairments of long-lived assets.

For the six months ended June 30, 2006, impairment of long-lived assets was $5.5 million related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant. The amount of the impairment was determined based on the remaining value of the assets in light of the decision to dispose of such assets as compared to the carrying value at the decision to close the Seneca facility. There were no such impairment charges in the corresponding period of the prior year.

Gain from sale of Roanoke plant

For the three and six months ended June 30, 2006, we recorded a $44.5 million gain related to the sale of our Roanoke, Alabama carpet backing plant to a Mohawk Industries, Inc. affiliate in April 2006. There were no such asset sales in the corresponding periods of the prior year.

Income before interest and income taxes

On a combined company basis, income before interest and taxes increased 414.5% to $56.6 million for the three months ended June 30, 2006 from $11.0 million for the corresponding period in the prior year. The increase was primarily due to the $44.5 million gain on sale of the Roanoke plant which is not included within segment income. Partially offsetting the gain was a decrease of $0.6 million in Brazilian segment income, partially offset by increase of $1.7 million in European segment income.

For the six months ended June 30, 2006, income before interest and taxes increased 9.8% to $21.2 million for the six months ended June 30, 2006 from $19.4 million for the corresponding period in the prior year. The increase was primarily due to the $44.5 million gain on sale of the Roanoke plant which was not included within segment income, partially offset by $22.0 million of SI divestiture-related costs recognized by SI in their January 2006 financial results immediately prior to the SI Acquisition and $19.9 million of non-recurring acquisition and restructuring related charges in the first quarter. In addition, income decreased by $45.4 million in North American segment income and $0.7 million for Brazilian segment income, partially offset by an increase of $3.5 million for European segment income.

For the three months ended June 30, 2006, North America furnishings segment income increased $2.4 million to $11.5 million from $9.1 million for the corresponding period in the prior year. For the six months ended June 30, 2006, North America furnishings segment income decreased $12.9 million to $8.4 million from $21.3 million for the corresponding period in the prior year. The segment income decreased for both the quarter and year-to-date periods due to the lower volumes resulting from the North America carpet industry restructuring, which occurred largely in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing and in the second quarter, further volume declines due to the sale of the Roanoke plant on April 3rd. This negative volume effect was partially offset by increasing margins. Finally, income was impacted by a $7.5 million allocation of non-recurring acquisition integration and restructuring charges in the first quarter.

For the three months ended June 30, 2006, North America geosynthetics segment income increased to $0.7 million from $0.5 million for the corresponding period in the prior year. For the six months ended June 30, 2006, North America geosynthetics segment loss increased to a $13.1 million loss from a loss of $1.7 million for corresponding period in the prior year. The segment income decreased for both the quarter and year-to-date periods due to general weakness in demand and volume losses at certain customers who changed suppliers. For the six months ended June 30, 2006, segment income was impacted by a $5.7 million allocation of non-recurring acquisition integration and restructuring charges in the first quarter partially offset by higher margins across our entire geosynthetics product line.

For the three months ended June 30, 2006, North America industrial products segment income decreased $1.4 million to a loss of $1.3 million from a loss of $0.2 million for the corresponding period in the prior year. For the six months ended June 30, 2006, North America industrial segment income decreased to a loss of $7.7 million for the six months ended June 30, 2006 from a loss of $0.7 million for the corresponding period in the prior year. For both the quarter and year-to-date periods, the decrease in segment income was due primarily to lower sales volumes in certain packaging, performance fabrics and fiber applications and in the first quarter, a $2.0 million allocation of non-recurring acquisition integration and restructuring charges, partially offset by higher product margins.

For the three months ended June 30, 2006, the North America concrete fiber segment income decreased $1.4 million to a loss of $1.2 million from income of $0.2 million for the corresponding period in the prior year. For the six months ended June 30, 2006, North America concrete fiber segment income decreased $14.1 million to a loss of $15.6 million from a loss of $1.5 million in the corresponding period of the prior year. The segment income decreased for both the quarter and year-to-date periods due to lower sales volumes. In addition, the year-to-date period was impacted by a $4.7 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges in the first quarter.

For the three months ended June 30, 2006, Europe segment income increased $1.7 million to $2.1 million from $0.4 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Europe segment income increased $3.5 million to $3.7 million from $0.2 million in the corresponding period of the prior year. The segment income increased for both the quarter and year-to-date periods due to a reduction in manufacturing costs associated with the elimination of the weekend shift at our Gronau, Germany facility.

For the three months ended June 30, 2006, Brazil segment income decreased $0.6 million, or 66.7%, to $0.3 million from $0.9 million in the corresponding period of the prior year. For the six months ended June 30, 2006, Brazil segment income decreased $0.7 million, or 41.2%, to $1.0 million from $1.7 million in the corresponding period of the prior year. The segment income decreased for both the quarter and year-to-date periods because of sales volume declines due to Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold and capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Interest expense, net

On a combined company basis, net interest expense decreased to $8.5 million for the three months ended June 30, 2006 from $9.8 million for the corresponding period of the prior year. The decrease in interest expense for the quarter is primarily due to the debt repayments in April 2006 from the estimated after tax proceeds from the Roanoke plant sale.

Net interest expense increased to $21.8 million for the six months ended June 30, 2006 from $18.2 million for the corresponding period of the prior year. The increase in interest expense for the year-to-date period is due an increase in interest rates.

Income taxes

The provision for income taxes increased to $18.4 million for the three months ended June 30, 2006 from $0.9 million for the corresponding period of the prior year. The provision for income taxes increased to $9.7 million for the six months ended June 30, 2006, from a benefit of $0.1 million for the corresponding period of the prior year. The increase in income taxes for both the quarter and year-to-date periods relates primarily to taxes related to the sale of the Roanoke facility.

Liquidity and Capital Resources as of June 30, 2006

The information discussed below is presented based on the Company’s historical results, which include the results of SI for the period following the January 31, 2006 SI Acquisition date.

Our primary cash needs are for working capital, capital expenditures, tax payments, debt payments or debt retirement, and future acquisition integration activity costs. Our forecasted capital spending for 2006 is approximately $15.0 to $18.0 million with $4.0 to $6.0 million relating to ongoing operations and the balance pertaining to acquisition-related integration and restructuring expenditures. We believe we have adequate liquidity to meet these cash needs. We may use excess cash balances to repay or retire debt. We finance these cash requirements through cash generated from operations and funds borrowed from our revolving credit facility. As of June 30, 2006, we had no borrowings from our revolving credit facility.

Net working capital is comprised of current assets, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $232.7 million at June 30, 2006, and $218.5 million at December 31, 2005. Working capital increased $14.2 million from December 31, 2005 due to increases associated with the SI Acquisition and normal seasonal increases partially offset by decreases in cash, which was used to fund a portion of the SI Acquisition, and decreases in assets held for sale.

At June 30, 2006, working capital includes $26.2 million of cash and cash equivalents.

The Company had net cash outflows from operations of $8.7 million in the six months ended June 30, 2006 compared to net cash inflows from operations of $4.4 million in the six months ended June 30, 2005. The decrease in cash from operations is due to decreased operating income exclusive of the Roanoke plant sale gain. Proceeds from the sale of our Roanoke plant are included in cash flows from investing activities.

Cash used in investing activities was $159.0 million in the six months ended June 30, 2006 versus $1.3 million in the three months ended June 30, 2005.

Capital expenditures increased to $2.3 million in the six months ended June 30, 2006 from $1.3 million in the six months ended June 30, 2005. The increase in cash used in investing activities relates primarily to the SI Acquisition in January 2006 partially offset by proceeds from the sale of our Roanoke, Alabama carpet backing facility in April 2006.

Cash generated from financing activities was $135.7 million in the six months ended June 30, 2006 compared to cash used in financing activities of $3.3 million for the six months ended June 30, 2005. In 2006, the cash generated relates to additional indebtedness acquired to fund the SI Acquisition partially offset by debt repayments with the after-tax proceeds from sale of our Roanoke facility, whereas in 2005, cash used was primarily related to schedule debt principal repayments.

Senior Credit Facility

On January 31, 2006, the Company entered into a new Credit Agreement to refinance our credit facility and to raise additional funds for the SI Acquisition. The new Credit Agreement provides for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50.0 million revolving credit facility and a $50.0 million bridge loan facility. This Credit Agreement replaces the credit agreement dated as of December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent. Similar to the prior credit facility, the new credit facility is guaranteed by Propex Holdings Inc., our parent corporation, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66.0% of the capital stock of our foreign subsidiaries.

At management’s discretion, the loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. Certain financial covenants must be met on a quarterly basis including a specified fixed charge coverage ratio, a specified interest coverage ratio, a minimum EBITDA requirement, maximum senior secured and total leverage ratios, and a maximum capital expenditures test. We were in compliance with the financial covenants of this agreement as of June 30, 2006 and through the date of this filing.

The credit facility also included a sublimit of $20.0 million for the issuance of letters of credit, of which $5.8 million was issued and outstanding as of June 30, 2006.

The initial use of funds from the new credit facility were as follows: $198.7 million in partial payment toward the SI Acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the prior credit facility and $6.1 million in related transaction costs.

In April 2006, as required by the terms of the new credit facility, we used the estimated after-tax proceeds from the sale of our Roanoke, Alabama plant to repay the entire $50.0 million bridge loan and to repay $11.5 million of the $260.0 million term loan.

The prior credit agreement was entered into with a syndicate of lenders on December 1, 2004. The prior credit agreement provided for a $110.0 million senior term loan and a $65.0 million revolving line of credit, which had a $104.5 million balance outstanding on the term loan and no balance on the revolving line of credit as of the January 31, 2006 refinancing date. The credit facility also included a sublimit of $20.0 million for the issuance of letters of credit, of which $0.5 million was issued and outstanding as of the January 31, 2006 refinancing date.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. As of June 30, 2006, we did not utilize any derivative instruments to manage these raw material pricing or foreign exchange risks. However, as discussed in greater detail below, we entered into an interest rate swap agreement to lock in the interest rate on at least 50% of our bank term loan and 10% Senior Notes due 2012 over the initial three years of the new Credit Agreement.

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

Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Extreme weather conditions such as the 2005 hurricanes affecting the U.S. Gulf Coast can adversely affect our ability to supply products to our customers and negatively impact the availability of polypropylene for certain time periods. In the past, our long-term relationships with a broad base of suppliers has enabled us to obtain all our needed polypropylene supply, even during the aftermath of the 2005 U.S. Gulf Coast hurricanes; however, there may be future situations when we may not be able to do so. We currently have established relationships with multiple polypropylene suppliers for all our expected raw material needs, where most pricing is determined by monthly negotiations about market pricing.

Currency translation. The results of operations of our foreign companies are translated into U.S. dollars at the average exchange rates for each period concerned. This translation has no impact on cash flow. After re-measuring any non-local currency balances into the local functional currency, the balance sheets of our foreign companies are translated into U.S. dollars at the closing exchange rates. Remeasured or transactional foreign exchange gains or losses are recorded to other income and expense and balance sheet translation adjustments are recorded as other comprehensive income or loss.

Currency transaction exposure. Currency transaction exposure arises where sales and purchases are made by a company in a currency other than its own functional currency. The majority of our companies source raw materials and sell their products within their local markets in their functional currencies and therefore have limited transaction exposure. Hungary sells most of its products in euros to the European market through its German affiliate. As a result, we do incur limited transactions exposure between the euro and the Hungarian forint.

The United Kingdom location of SI concrete purchases raw materials from the North America location of SI concrete, while the North American location of SI concrete purchases steel from SI concrete in the United Kingdom. Settlement of purchases is handled through intercompany accounts and not with payment of cash.

Interest rate risk. We have incurred a significant amount of debt in connection with the BP and SI Acquisitions, with a significant portion being at variable rates. As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on at least 50 percent of our bank term loan and 10% Senior Notes due 2012 over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equals $49.2 million on May 1 and gradually declines consistent with the Credit Agreement repayment schedule to be notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006 and the $47.7 million interest rate swap principal as of June 30, 2006 (discussed earlier), $197.7 million of our total $395.4 million indebtedness, or 50%, is subject to a variable interest rate.

A hypothetical 10.0% increase or decrease in the applicable interest rates as of June 30, 2006 would change the quarterly cost of financing on our variable rate debt by $0.4 million.

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

Taxes. We are subject to taxation in multiple jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, changes in law and the potential challenge of tax positions taken in our various tax filings.

Inflation. Inflation can affect the costs of goods and services we use. In the more mature economies in which we operate, from either a manufacturing or sales viewpoint, we have experienced relatively low price inflation in recent years. In more emerging economies, such as Hungary, we experience more moderate inflation, but in a lower cost environment.

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

Separately, the Company has engaged specialized consultants to assist the Company in preparing for the requirements of Section 404 of the Sarbanes-Oxley Act. The Company will first be required to comply with such requirements in its Annual Report on Form 10-K for the fiscal year ending December 31, 2007.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in levels of building construction and remodeling that affect the demand for carpet;

•	our reliance on a limited number of product lines;

•	changes in the structure of the North American carpet backing industry as a result of back integration and domestic and foreign competition;

•	our ability to acquire new businesses and assets, and integrate those operations into our existing operations;

•	our ability to achieve cost savings and revenue growth in acquired and existing operations;

•	changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	interest rates;

•	other factors affecting business plans, including the timing and success of business development efforts;

•	our ability to successfully integrate the SI Acquisition, which occurred on January 31, 2006, and to realize the significant projected synergies related to the acquisition.

You are cautioned not to put undue reliance on any forward-looking statements, and we undertake no obligation to update those statements.

PART II

Item 1. LEGAL PROCEEDINGS

As previously disclosed, as of the end of the first quarter, SI Concrete Systems Corporation, one of the SI companies we acquired on January 31, 2006, was a named defendant in three pending lawsuits filed in southern California relating to Fibermesh® polypropylene fibers, one of its concrete fiber product lines. The Company has recently settled two of the three pending lawsuits. The settlement amounts do not have a material effect on the Company’s financial results. One pending lawsuit remains outstanding. The outstanding lawsuit alleges Fibermesh® polypropylene fibers are defective when used as a substitute for steel wire mesh as a secondary reinforcement in concrete, and that SI Concrete Systems Corporation, falsely represented its suitability for that use. Although the defense costs for the pending case are partially covered by insurance; we are responsible for the difference between the attorney’s standard billing rate and the lower rate agreed to by the insurers. At this time, we believe it is unlikely that resolution of this lawsuit will have a material effect on our business, financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In May 2006, Propex Fabrics Inc.’s shareholder approved the change of the Company’s name to Propex Inc. This name change became effective on June 13, 2006. A copy of the certificate of amendment is attached as Exhibit 3.3 to this Form 10-Q.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

3.2	Amended Bylaws of Propex Fabrics Inc. (filed as Exhibit 3.2 to Propex Fabrics Inc.’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

3.3	Certificate of Amendment, effective June 13, 2006, filed with the Delaware Secretary of State.

4.1	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	Form of 10% Senior Notes due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 23, 2006, among Propex, Inc., and the guarantors names therein and Wells Fargo Bank, N.A. as Trustee.

10.1	Separation Agreement and General Release, dated May 3, 2006, among Propex Fabrics Inc., Propex Fabrics Holdings Inc., and Philip D. Barnes (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on May 8, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEX INC.

By:	/s/ PHILIP D. BARNES
Philip D. Barnes
Vice President, Chief Financial Officer and Treasurer

Date: August 14, 2006