Form 10-Q
period 2006-09-30
Propex Inc.
filed 2006-11-14
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Number of shares of common stock outstanding at November 14, 2006: 10 shares.

Propex Inc.

Table of Contents to Form 10-Q

For the Quarter Ended September 30, 2006

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$59.7	$57.5
Restricted cash	0.8	0.8
Accounts receivable, net (Note 3)	119.7	92.6
Inventories, net (Note 4)	119.0	94.6
Deferred income taxes	8.7	3.5
Prepaid expenses and other current assets	7.3	9.3
Assets held for sale (Note 6)	5.0	26.7

Total current assets	320.2	285.0

Other assets:
Goodwill (Note 7)	37.1	—
Intangible assets, net (Note 7)	35.9	8.4
Deferred income taxes	27.5	15.8
Other assets	14.0	12.9

	114.5	37.1

Property, plant and equipment, net (Note 5)	248.5	164.3

Total assets	$683.2	$486.4

Liabilities and stockholder’s equity:
Current liabilities:
Accounts payable	$53.5	$42.5
Accrued liabilities	30.8	19.1
Current portion of debt and accrued interest	21.9	11.1
Restructuring and other similar costs (Note 8)	2.7	1.7
Other current liabilities	3.9	3.2

Total current liabilities	112.8	77.6

Debt, less current portion (Note 13)	379.9	244.8
Deferred income taxes	8.1	8.6
Accrued pension and other postretirement benefit liabilities (Notes 10 & 11)	49.9	52.5
Other non-current liabilities	18.1	1.1

	456.0	307.0
Total stockholder’s equity	114.4	101.8

Total liabilities and stockholder’s equity	$683.2	$486.4

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Operations

(In Millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenue	$194.6	$166.2	$591.3	$495.8
Cost of sales	160.3	138.6	488.4	415.9

Gross profit	34.3	27.6	102.9	79.9
Operating expenses:

Selling, general and administrative	27.1	15.6	78.6	43.9
In-process research and development (Note 2)	—	—	3.7	—
Pension curtailment gain and settlement loss (Note 10)	0.6	(6.0)	0.2	(6.0)
Restructuring and similar costs (Note 8)	3.9	—	10.3	—
Impairment of long-lived assets (Note 5)	3.4	—	8.9	—
Gain from sale of Roanoke plant	—	—	(44.5)	—

Operating income (loss)	(0.7)	18.0	45.7	42.0
Other (income) expense, net	1.7	0.1	1.1	(0.1)

Income (loss) before interest and income taxes	(2.4)	17.9	44.6	42.1
Interest expense, net	9.1	5.8	29.6	16.6

Income (loss) before income taxes	(11.5)	12.1	15.0	25.5
Income tax provision (benefit) (Note 12)	(5.0)	4.7	5.3	9.5

Net income (loss)	$(6.5)	$7.4	$9.7	$16.0

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Cash Flows

(In Millions)

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$9.7	$16.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22.4	15.3
Non-cash interest on debt	12.5	4.5
Net gain on dispositions of property and equipment	(43.9)	—
Impairment of long-lived assets	8.9	—
Pension curtailment gain and settlement loss	0.2	(6.0)
Pension and postretirement benefit costs	(5.0)	1.1
Deferred income taxes	(12.6)	6.9
In-process research and development	3.7	—
Changes in operating assets and liabilities	38.6	1.4

Net cash provided by operating activities	34.5	39.2

Cash flows from investing activities
Capital expenditures	(8.4)	(2.9)
Proceeds from sale of Roanoke plant	73.0	—
Acquisition of business (net of cash acquired)	(229.6)	—

Net cash used in investing activities	(165.0)	(2.9)

Cash flows from financing activities
Payments of long-term debt	(172.2)	(4.1)
Proceeds from issuance of debt	310.0	—
Debt issuance costs	(5.3)	—
Dividends	(0.9)	(0.5)

Net cash provided by (used in) financing activities	131.6	(4.6)

Effect of changes in foreign exchange rates on cash and cash equivalents	1.1	(0.3)

Change in cash and cash equivalents	2.2	31.4
Cash and cash equivalents – Beginning of period	57.5	23.3

Cash and cash equivalents – End of period	$59.7	$54.7

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company, including its wholly owned subsidiaries, are prepared in conformity with U.S. generally accepted accounting principles and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The unaudited interim condensed consolidated financial statements exclude the accounts of Propex Holdings Inc., the Company’s parent. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission

(“SEC”). Although management believes that the disclosures provided herein are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Form 10-K filing for the period ended December 31, 2005. All significant intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

Propex Holdings Inc. has a stock-based compensation plan for the benefit of the directors, officers and certain employees and consultants of Propex Inc.: the 2005 Stock Awards Plan (the “2005 Plan”). The plan is designed to attract able persons to the Company and its Affiliates and to provide a means whereby those employees and consultants can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company and their desire to remain in its employ or service. The Plan provides for granting incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, restricted (non-vested) stock awards, performance awards, phantom stock awards, or any combination thereof. The terms and conditions of awards under the 2005 Plan are determined by the Compensation Committee for each grant. The 2005 Plan limits the aggregate number of shares of stock (irrespective of class) that may be issued to an individual under the Plan not to exceed 57,750 shares.

The Compensation Committee may, upon the occurrence of a Change of Control, determine that all outstanding awards shall immediately vest and become exercisable, as applicable. The Compensation Committee, in its discretion, may determine that upon the occurrence of a Change of Control, each award, other than an option outstanding hereunder, shall terminate within a specified number of days after notice to the holder, and such holder shall receive, with respect to each share of stock subject to such award, cash in an amount equal to the excess, if any, of the Change of Control Value (as defined in the plan) over the exercise price. Further, in the event of a Change of Control, the Compensation Committee, in its discretion, but only if a holder’s option agreement does not provide otherwise, shall act to effect one of several alternatives with respect to outstanding options, which may vary among individual holders and which may vary among options held by any individual holder as described in the plan.

Between October 24, 2005 and December 31, 2005, Propex Fabrics Holdings awarded 64,350 nonqualified common stock options and 9,000 shares of non-vested stock to key employees, officers, and directors of the Company. The options vest in increments of 25% per year for years two through five and the non-vested stock awards vest at the end of five years. In February, 2006, the board of directors increased the number of shares available for issuance under the 2005 Plan to 105,000.

The weighted average fair value per option at the date of grant for options issued in 2005 and outstanding at September 30, 2006 was $19.14. The fair value of each option grant was estimated on the date of grant using the minimum value methodology, which permited the use of a nominal volatility factor assumption. The following weighted average assumptions were used in the fair value determination for the 2005 grant.

Risk-free interest rate	4.25%
Expected dividend yield	0%
Expected volatility factor	0%
Expected option term (in years)	5

On September 1, 2006, the Board of Directors of Propex Holdings Inc. approved the grant of 53,400 nonqualified stock options from the 2005 Plan to certain members of management. As of September 30, 2006, notification of the option awards had not occurred nor were option agreements signed, and as a result, in accordance with 123(R), the options were not considered granted.

For stock-based compensation effected prior to December 31, 2005, the Company accounted for stock-based compensation using the minimum value method as prescribed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and provided the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB No. 123” (“SFAS No. 148”), providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method. As described in Note 17 effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. SFAS No. 123(R) is applied to awards granted, modified, or settled after January 1, 2006. The adoption did not have a material impact on our financial condition or results of operations.

There were no grants of stock-based compensation for the nine months ended September 30, 2006; however, the options of the Chief Financial Officer were modified in conjunction with a separation agreement dated May 3, 2006, as previously reported on a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 8, 2006. Compensation expense recorded under SFAS No. 123(R) in connection with this modification was measured using a fair value calculation. Compensation expense was $0.1 million for the nine months ended September 30, 2006 and is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Earnings Per Share Data

Because Propex Inc. is a wholly owned subsidiary of Propex Holdings Inc. (formerly known as Propex Fabrics Holdings Inc.) and its stock is not publicly traded, presentation of earnings per common share data is not meaningful and is excluded from presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may take in the future, actual results could ultimately differ from those estimates and assumptions and the differences could be material.

Restricted Cash

Restricted cash consists of short-term investment balances used to collateralize Value Added Tax accounts, an early retirement program and customs guarantees of certain of our international locations. The cash balances are available for overnight investment and earn interest on this basis. The related accounts are included in current liabilities, and, accordingly, the restricted cash is classified as a current asset.

Idle Facility Costs

The Company recognizes as current-period charges certain abnormal idle facility expenses in accordance with Statement of Financial Accounting Standards No. 151, “Inventory Costs”. The allocation of fixed production overheads to the costs of conversion are based on the normal capacity of the production facilities.

Goodwill and Other Intangible Assets

On January 31, 2006, the Company acquired all the outstanding capital stock of SI. Intangible assets created as a result of the SI Acquisition have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which required their valuation at fair value as of the acquisition date. The Company has provided a preliminary purchase price allocation in Note 2 to the condensed consolidated financial statements. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. However, as the Company continues to evaluate and refine certain estimates, the allocation of fair value across assets and segments could be adjusted.

Goodwill is the excess of the purchase price over the fair value of the net assets acquired. It is not amortized but is tested for impairment annually or when indicators of impairment exist. Intangibles, which include customer relationships, patents and trade names, are amortized over their estimated useful lives.

Debt Issuance Costs

Debt issuance costs represent certain capitalized costs incurred by the Company to finance its long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest method. These capitalized costs have been recorded within “Other Assets” in the balance sheets.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to the current year presentation.

Recent Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48” or “FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact this interpretation will have on our financial statements. For the Company, this interpretation will be effective beginning January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice as a result of the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosure about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early application is encouraged. The Company does not expect the adoption of this Statement will have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). Statement No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. In addition, the Statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. For employers without publicly traded equity securities, as is the case of Propex, the recognition of the funded status and presentation of required disclosures will be as of the end of the fiscal year ending after June 15, 2007. The Statement encourages early adoption. The Company is currently considering the date of adoption of SFAS No. 158. As of the date of this report, the Company’s postretirement plans are underfunded.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements” (“SAB No. 108”). SAB No. 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB No. 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB No. 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for the first annual period ending after November 15, 2006. The Company does not expect that the adoption of SAB No. 108 will have a material effect on its results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”) and changes the reporting requirements for the accounting for and reporting of a voluntary change in accounting principle. APB No. 20 required that the cumulative effect of a change in accounting principle be recognized by including in net income in the period of change. This Statement requires retrospective application to prior periods’ financial statements unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in the fiscal years beginning after December 15, 2005. SFAS No. 154 has not had an impact on its results of operations and financial condition for 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”) as an amendment to Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB No. 29”). The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 has not impacted the results of operations and financial condition for 2006.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. Among other provisions, the new rule requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and was adopted by the Company in the first quarter of 2006. Adoption of SFAS No. 151 did not have a material impact on the results of operations and financial condition.

2. SI Acquisition

On January 31, 2006, the Company acquired all the outstanding capital stock of SI for approximately $232.6 million, comprised of the $228.0 million cash price, including adjustments, paid to the seller and $4.6 million of direct acquisition related costs. The Company financed the total purchase price with borrowings under a refinanced senior credit facility as described more fully in Note 13 and approximately $29.2 million of cash on-hand. The results of SI have been included in the North America geosynthetics and concrete fiber segments in the three months and nine months ended September 30, 2006.

The Company acquired SI because of SI’s complementary product offering in existing and new products, its complementary low-cost non-wovens manufacturing position, and the potential value related to the significant synergies upon combining the two complementary companies.

In accordance with SFAS No. 141, the Company allocated the total purchase price of the SI Acquisition to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values, which is due primarily to a portion of the forecasted synergies value possible upon combining the two companies, is recorded as goodwill. The fair value assigned to intangible assets acquired is based on preliminary valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of the SI Acquisition is expected to be deductible for tax purposes. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

Preliminary Purchase Price Allocation

The preliminary allocation of the total purchase price of SI’s net tangible and intangible assets was based on their estimated fair values as of January 31, 2006. These estimates are based on a preliminary valuation and are subject to change when the valuation is finalized and the final allocation of the purchase price may materially differ from the preliminary estimates. The Company anticipates that it will finalize its purchase price allocation prior to year-end. The excess of the purchase price over the net tangible and intangible assets was allocated to goodwill.

The total purchase price of $232.6 million has been preliminarily allocated as follows:

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

An estimate of $3.7 million was allocated to in-process research and product development and charged to expense in the quarter ended March 31, 2006. During the second quarter of 2006, the property, plant and equipment fair value was increased by $2.3 million due to further valuation analysis and the offset was recorded to goodwill.

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

Tangible assets acquired

The following table summarizes the estimated fair value of the property, plant and equipment acquired in the SI Acquisition and their estimated useful lives at January 31, 2006:

	Preliminary Fair Value	Weighted-Average Useful Life (in years)
	(in millions)
Land	$2.3	N/A
Buildings and land improvements	22.9	35
Machinery, equipment and other	73.9	6
Construction in progress	0.8	N/A

Total tangible assets	$99.9

Pro forma results

The following unaudited pro forma financial information presents the results of operations of the Company as if the SI Acquisition had occurred as of the beginning of the periods presented. Pro forma adjustments increasing net income by $29.4 million for the nine months ended September 30, 2006, and pro forma adjustments decreasing net income by $5.7 million and $10.5 million for the nine months ended September 30, 2005, have been reflected in the combined unaudited pro forma results presented below. For the nine months ended September 30, 2006 the unaudited pro forma adjustments exclude $22.0 million of SI costs related to the disposition of its Chickamauga facility and $11.4 million of charges related to in-process research and development and inventory, which were expensed in the first quarter of 2006. There were no pro forma adjustments for the three months ended September 30, 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of the Company that would have been reported had the SI Acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results were as follows for the three months and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Net revenue	$194.7	$248.4	$606.4	$711.2
Net income (loss)	$24.1	$4.6	$13.8	$5.9

3. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2006	December 31, 2005
	(in millions)
Trade accounts receivable, gross	$124.5	$95.8
Less:
Allowance for discounts and returns	(1.4)	(0.4)
Allowance for doubtful accounts	(3.4)	(2.8)

Accounts receivable, net	$119.7	$92.6

4. Inventories

Inventories are stated at the lower of cost or market value. All work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally, except for Brazil, Germany and Hungary, which use the average cost method. All raw materials, storehouse stock, process material, and packaging inventories are carried at average cost.

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
	(in millions)
Raw materials	$22.9	$13.0
Work in progress	18.4	20.3
Finished goods	68.9	53.6

	110.2	86.9
Storehouse stock and other	8.8	7.7

Total inventories, net	$119.0	$94.6

Inventory balances are shown net of reserves for obsolescence of $3.6 million at September 30, 2006 and $1.4 million at December 31, 2005. Storehouse stock and other is net of reserves of $1.6 million and $0.9 million for September 30, 2006 and December 31, 2005, respectively.

The increase in reserves for obsolescence is due to management’s current practice of selling inventory to an external polypropylene reclaim company at a discount once it has reached an aged level of 12 months in order to move the inventory. Previously, the Company’s practice was to hold the aged inventory until it could be sold into the market.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in millions)
Land	$18.4	$13.2
Buildings and land improvements	71.8	54.2
Machinery, equipment and other	184.2	107.9
Construction in process	9.2	3.1

Total property, plant and equipment	283.6	178.4
Less: Accumulated depreciation	(35.1)	(14.1)

Property, plant and equipment, net	$248.5	$164.3

During the first quarter, the Company developed a plan to restructure its Seneca, South Carolina plant. The plan involved closing the facility and relocating the manufacturing activities and certain manufacturing assets to the Company’s Ringgold, Georgia facility. In connection with this decision, the Company determined that certain assets would not be relocated and determined that the values of these assets had been diminished as a result of this decision. As such, during the quarter ended March 31, 2006, the Company recorded a $5.5 million non-cash impairment charge, which was included in “Impairment of Long-lived assets” in the statement of operations, to write down the net book value to fair market value for the excess equipment, which will not be relocated.

During the third quarter, based on current market value quotes received as part of the plan to engage a marketing firm for the sale of the Seneca facility, the Company determined that the fair value of the land, land improvements and manufacturing facility at Seneca was below its carrying value. For the quarter ended September 30, 2006, the Company recorded additional impairment charges on long-lived assets of approximately $3.2 million related to the Seneca, South Carolina land, land improvements and building and $0.2 million related to impairment of equipment. As of September 30, 2006, the Seneca, South Carolina facility was not being actively marketed and did not meet the criteria for classification as Held for Sale. The Seneca assets are included in North American assets for segment reporting. The impairment charge is allocated among the Furnishings, Industrial and Geosynthetics segments.

The property, plant and equipment at September 30, 2006 and December 31, 2005 exclude the Austell, Georgia assets held for sale, as described more fully below in Note 6.

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

On April 3, 2006, the Company completed the sale of its Roanoke, Alabama carpet-backing manufacturing facility to Aladdin Manufacturing Corporation for $73.0 million, including price adjustments. Given the existence of the March 1, 2006 asset sale agreement and the scheduled closing for the beginning of April 2006, the Roanoke facility assets were reclassified as assets held for sale on the December 31, 2005 condensed consolidated balance sheet.

The following table shows the components of Assets Held for Sale as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(in millions)
Austell Facility
Land	$1.0	$1.0
Buildings and land improvements	4.0	4.0

	5.0	5.0

Roanoke Facility
Land	—	0.3
Buildings and land improvements	—	9.1
Machinery, equipment and other	—	12.3

	—	21.7

Total assets for sale	$5.0	$26.7

7. Goodwill and Other Intangible Assets

	September 30, 2006			December 31, 2005
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
	(in millions)
Intangible assets not subject to amortization:
Goodwill	$37.1	$—	$37.1	$—	$—	$—

Intangible assets subject to amortization:
Customer relationships	27.3	(4.4)	22.9	3.3	(1.9)	1.4
Software licenses	1.0	(0.3)	0.7	1.2	(0.1)	1.1
Patents	5.4	(0.4)	5.0	0.3	(0.1)	0.2
BP non-compete agreement	6.9	(2.9)	4.0	7.6	(1.9)	5.7
Trademarks and tradenames	3.4	(0.1)	3.3	—	—	—

Total intangible assets	$81.1	$(8.1)	$73.0	$12.4	$(4.0)	$8.4

Amortization of intangibles totaled $1.5 million and $3.9 million in the three and nine months ended September 30, 2006, respectively, and $0.8 million and $2.3 million in the three and nine months ended September 30, 2005, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter:

(in millions)
Remainder 2006	$1.5
2007	5.9
2008	5.9
2009	5.7
2010	4.1
Thereafter	12.8

$35.9

8. Restructuring and Other Similar Costs

For the three and nine months ended September 30, 2006, the Company recognized $3.9 million and $10.3 million in restructuring expense related to severance benefits for certain Austell, Georgia facility employees.

Restructuring reserves as of September 30, 2006 and 2005 are summarized as follows:

	September 30, 2006	September 30, 2005
	(in millions)
Balance at January 1	$1.7	$0.9
Cash payments	(11.0)	(0.2)
Accrual for new committed/announced program	10.3	—
Reserves acquired through SI acquisition	1.7	—

Balance at period end	$2.7	$0.7

Restructuring reserves by program:

	Restructuring Liabilities Acquired through SI Acquisition	S,G & A Redundancies	Shift Reduction in Germany	Early Retirement Program in Germany	Plant Consolidation	Total
	(in millions)
Balance at January 1, 2006	$—	$—	$1.0	$0.7	$—	$1.7
Reserves acquired through SI acquisition	1.7	—	—	—	—	1.7
Severance, relocation and restructuring accruals	0.2	6.5	—	—	3.6	10.3
Severance, relocation and restructuring payments	(1.2)	(5.3)	(1.0)	(0.3)	(3.2)	(11.0)

Balance at September 30, 2006	$0.7	$1.2	$—	$0.4	$0.4	$2.7

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

In June 2005, the former SI Corporation closed its Genesee, Idaho plant. At September 30, 2006 there were $0.7 million in reserves related to existing contracts and closing the site. The related cash payments will be made over the next several years, ending 2010.

Selling, General and Administrative Redundancy

Beginning in the first quarter of 2006, as part of integrating the newly acquired SI with the Company and as part of relocating the Company headquarters to Chattanooga, Tennessee, most of the Austell, Georgia employees were made redundant. The Company has currently accrued $1.2 million related to severance for these redundancies primarily in the selling, general and administrative area and currently expects to accrue an additional $0.4 million over the remainder of the year. Payments of $1.3 million are expected to be paid in 2007 and $0.3 million expected to be paid in 2008.

Shift Reduction and Early Retirement in Germany

Cash payments of $0.1 million and $1.2 million for the three and nine months ended September 30, 2006 relate primarily to payments under the Germany facility’s restructuring program which eliminated the weekend production shift and trimmed certain benefits to better reflect the current market situation.

Plant Consolidation

In the first quarter of 2006, the Company developed a plan to restructure its Seneca, South Carolina plant. The Company estimates the total restructuring costs to be approximately $15.7 million, consisting of severance and employee relocation costs of approximately $1.5 million, equipment relocation costs of approximately $5.5 million, comprised of $3.0 million in expense and $2.5 million in capital expenditures and non-cash impairment charges. Non-cash equipment impairment charges of approximately $5.5 million were recorded in the first quarter of 2006 as the diminished value of the assets became apparent. In the third quarter of 2006, the Company recognized an additional non-cash impairment charge of $0.2 million on equipment from the Seneca facility and an impairment charge of $3.2 million on Seneca land, land improvements and building. The plant closure and relocation process began in July 2006 and is expected to be completed around year-end 2006. Restructuring charges will be recorded during the remainder of 2006 under Statement of Financial Accounting Standards No. 146; “Accounting for Costs Associated with Exit or Disposal Activities” as employees will continue to provide service in the fourth quarter of 2006.

The following tables represent restructuring reserves and payments by reportable segment at September 30, 2006:

	Concrete Fiber	Furnishings	Geosynthetics	Industrial Products	Europe	Total
	(in millions)
Balance at January 1, 2006	$—	$—	$—	$—	$1.7	$1.7
Reserves acquired through SI acquisition	—	1.1	0.6	—	—	1.7
Severance, relocation and restructuring accruals	0.7	5.3	3.4	0.9	—	10.3
Severance, relocation and restructuring payments	(0.6)	(5.2)	(3.1)	(0.8)	(1.3)	(11.0)

Balance at September 30, 2006	$0.1	$1.2	$0.9	$0.1	$0.4	$2.7

9. Comprehensive Income (Loss)

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Net income (loss)	$(6.5)	$7.4	$9.7	$16.0
Foreign currency translation gain (loss)	1.2	1.0	3.4	(0.4)

Comprehensive income (loss)	$(5.3)	$8.4	$13.1	$15.6

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

During the second quarter of 2006, as part of harmonizing employee benefits between Propex Inc. and former SI employees, the Company amended the Cash Balance Plan for hourly employees to curtail earned benefits under such plan as of August 1, 2006 and recognized a curtailment gain of $0.4 million related to the plan curtailment. During the quarter ended September 30, 2006, the Company recorded a settlement loss of $0.6 million related to lump-sum distributions to former employees of the Company from the hourly and salaried U.S. pension plans. The Plans experienced a significant number of lump-sum distributions during the third quarter of 2006 related to employee terminations as a result of restructuring.

Components of net periodic pension costs (benefits) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Components of net periodic pension cost
Service cost	$0.5	$0.9	$1.6	$2.9
Interest cost	1.5	1.6	4.5	4.8
Expected return on plan assets	(1.3)	(1.3)	(3.9)	(4.1)
Amortization of unrecognized actuarial loss	0.1	—	0.2	—

Periodic pension cost before curtailment and settlement	0.8	1.2	2.4	3.6
Curtailment gain	—	(6.0)	(0.4)	(6.0)
Settlement loss	0.6	—	0.6	—

Net periodic pension cost	$1.4	$(4.8)	$2.6	$(2.4)

During the nine month period ended September 30, 2006, the Company contributed $6.9 million to the U.S. pension plans. Under the present plans, the Company expects to contribute $2.2 million to its U.S. pension plans during the remainder of 2006.

As a result of the Company’s restructuring of the Company’s U.S. pension plans, a partial plan termination will occur in the fourth quarter of 2006 . Under a partial plan termination, an employee whose employment is involuntarily terminated or who is notified that his or her employment will be involuntarily terminated and leaves the Company voluntarily after receiving such notification is a qualifying employee and is retroactively 100% vested in any previously earned benefits under the pension plan. The impact of the partial plan termination is not material to the Company’s financial statements.

Beginning in the second quarter of 2006, as part of harmonizing employee benefits, the Company increased matching contributions for salaried employees to 100% of employee contributions up to 6% of pay, as pay is defined in the 401(k) plan. In addition, as part of harmonizing employee benefits between the two companies, the Company matches 50% of hourly employee contributions up to 6% of eligible pay, as pay is defined in the 401(k) plan. The Company contributed $0.3 million and $2.6 million in employer matching 401(k) contributions in the three and nine months ended September 30, 2006, respectively.

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

Components of net periodic benefit cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Components of net periodic benefit cost
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2

Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

12. Income Taxes

The Company’s effective income tax rate was 43.5% and 35.3% for the three and nine months ended September 30, 2006, respectively, and 38.8% and 37.4% for the three and nine months ended September 30, 2005, respectively. The overall effective rate for the full year is expected to be higher because of the anticipated ratio of domestic versus foreign income and loss.

The income tax provision consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Income tax at statutory rate	$(4.0)	$4.1	$5.3	$8.6
Permanent income tax disallowance	—	0.1	0.2	0.2
State taxes, net of federal benefit	(1.0)	0.5	—	0.8
Foreign tax rate differences	—	(0.3)	(0.2)	(0.3)
Valuation allowances	—	0.3	—	0.2

Income tax provision	$(5.0)	$4.7	$5.3	$9.5

A reconciliation of current and deferred taxes for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Current:
Federal	$—	$—	$22.1	$1.2
State	—	—	—	—
Non-US	0.4	1.1	1.3	1.4

	0.4	1.1	23.4	2.6
Deferred:
Federal	(4.8)	3.3	(18.5)	6.3
State	(1.0)	0.3	—	0.8
Non-US	0.4	—	0.4	(0.2)

	(5.4)	3.6	(18.1)	6.9

Total	$(5.0)	$4.7	$5.3	$9.5

The above current taxes include certain timing contingencies.

13. Long-Term Debt

Total long-term debt at September 30, 2006 and December 31, 2005, consisted of the following:

	September 30, 2006	December 31, 2005
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan due 2011	—	104.5
Senior secured term loan due 2012	242.3	—

	392.3	254.5
Less: current maturities of senior secured term loan	(12.4)	(9.7)

Total long-term debt	$379.9	$244.8

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

New Credit Facility

•	Senior secured term loan due 2012. The Credit Agreement provides a senior secured term loan of $260.0 million maturing on July 31, 2012. At management’s discretion, the loan bears interest at either, LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates. On April 4, 2006, pursuant to the Credit Agreement, the Company used the estimated after-tax proceeds from the April 3, 2006 sale of its Roanoke, Alabama facility to repay its entire $50.0 million bridge loan and to repay $11.5 million of this term loan.

Scheduled repayments on the remaining $242.3 million senior secured term loan and the $150 million of 10% senior notes at September 30, 2006 are as follows (in millions):

Remainder 2006	$3.1
2007	12.4
2008	12.4
2009	12.4
2010	12.4
Thereafter	339.6

$392.3

•	Revolving loan agreement. The Credit Agreement provides a revolving line of credit of $50.0 million. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit. As of September 30, 2006, there were no amounts drawn on the revolver and there were $10.5 million of letters of credit outstanding, leaving $39.5 million of availability as of September 30, 2006.

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

In connection with the BP Acquisition, BP retained responsibility and has indemnified the Company for certain identified environmental liabilities upon selling the Business on December 1, 2004. These indemnified liabilities were estimated at $1.1 million at September 30, 2006 and December 31, 2005. This estimate may change as future events become realized. A long-term liability and corresponding receivable from BP is recorded on the balance sheet as of September 30, 2006 and December 31, 2005 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. At September 30, 2006, the Company is not aware of any material environmental liabilities beyond the above-indemnified liabilities.

As previously disclosed, as of the end of the first quarter of 2006, SI Concrete Systems Corporation, one of the SI companies acquired on January 31, 2006, was a named defendant in three pending lawsuits filed in southern California relating to Fibermesh® polypropylene fibers, one of its concrete fiber product lines. The Company has recently settled two of the three pending lawsuits. The settlement amounts do not have a material effect on the Company’s financial position, results of operations or cash flows. One pending lawsuit remains outstanding. The outstanding lawsuit alleges Fibermesh® polypropylene fibers are defective when used as a substitute for steel wire mesh as a secondary reinforcement in concrete, and that SI Concrete Systems Corporation falsely represented its suitability for that use. Although the defense costs for the pending case are partially covered by insurance, the Company is responsible for the difference between the attorney’s standard billing rate and the lower rate agreed to by the insurers. At this time, the Company believes it is unlikely that resolution of this lawsuit will have a material effect on its business, financial position or results of operations.

On June 6, 2006, one of the Company’s affiliates, Propex Geosolutions Corporation , filed a motion to compel arbitration in connection with a dispute arising from Propex Geosolutions Corporation’s termination of a contract with Environmental Control Systems, Inc. (“ECS”). Propex Geosolutions Corporation sought unspecified damages for ECS’s failure to perform the contract, and the return of certain assets transferred to ECS pursuant to the contract. On October 2, 2006, ECS responded with a series of counterclaims for breach of contract and breach of warranty totaling more than $2 million. The Company believes the ECS counterclaims are without merit and will actively defend against them.

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

Measure of Segment Profit or Loss and Segment Assets

Segment profitability is measured by pre-tax earnings from continuing operations excluding net interest expense and, in 2006, the Roanoke gain. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers. There were no material intersegment sales in the three and nine months ended September 30, 2006.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment because many of the Company’s productive assets are used to produce products in multiple segments and the utilization of many assets can be shifted among segments depending on the market demand for different products.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Net revenue:
North America (including U.K. for concrete fiber)
Furnishings	$79.6	$100.9	$264.5	$296.4
Geosynthetics	40.4	22.2	111.4	60.8
Industrial Products	21.7	11.7	64.3	37.8
Concrete Fiber	18.3	—	48.0	—
Europe (excluding U.K. for concrete fiber)	24.4	20.8	75.2	71.3
Brazil	10.2	10.6	27.9	29.5

Total net revenue	$194.6	$166.2	$591.3	$495.8

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Depreciation and amortization expense:
North America (including U.K. for concrete fiber)
Furnishings	$3.3	$4.3	$10.2	$10.6
Geosynthetics	1.5	0.2	4.1	1.0
Industrial Products	1.7	0.7	4.3	1.7
Concrete Fiber	0.8	—	1.7	—
Europe (excluding U.K. for concrete fiber)	0.4	0.3	1.1	1.0
Brazil	0.2	0.4	1.0	1.0

Total depreciation and amortization	$7.9	$5.9	$22.4	$15.3

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Segment income (loss):
North America (including U.K. for concrete fiber)
Furnishings	$4.6	$16.1	$19.3	$37.0
Geosynthetics	(1.8)	3.2	(6.4)	4.7
Industrial Products	(2.9)	(1.5)	(5.1)	(1.6)
Concrete Fiber	(0.2)	—	(10.3)	—
Europe (excluding U.K. for concrete fiber)	(1.9)	(0.3)	1.8	(0.1)
Brazil	(0.2)	0.4	0.8	2.1

Total segment income (loss)	(2.4)	17.9	0.1	42.1

Reconciling items:
Gain from Roanoke plant sale	—	—	(44.5)	—
Interest expense, net	9.1	5.8	29.6	16.6

Total consolidated income (loss) before income taxes	$(11.5)	$12.1	$15.0	$25.5

Other data:
Worldwide sales volumes (million square yards for fabric sales)	536	649	1,742	1,942
Worldwide sales volumes (million lbs for fiber sales)	23	N/A	65	N/A
Unit net spread, $ per square yard (1)	$0.164	$0.149	$0.181	$0.140
Unit net spread, $ per lb (1)	$.0499	N/A	$0.598	N/A

(1)	–	Unit net spread is defined as revenue less raw material cost on a per square yard basis for predominately polypropylene based fabric sales and a per pound basis for polypropylene based fiber sales.
N/A	–	Concrete fiber sales were acquired with the SI Acquisition; therefore, no volume measures are presented for the prior year.

The composition of the Company’s segment assets, consisting of intangible assets including goodwill, property, plant and equipment and other assets between those in the United States and those in other countries as of the end of each period is set forth below:

	September 30, 2006	December 31, 2005
	(in millions)
Long-lived assets by segment:
North America
United States	$280.8	$131.6
Other North America	3.8	3.9

Total North America	284.6	135.5
Europe	31.5	32.0
Brazil	19.4	18.1

Total long-lived assets	$335.5	$185.6

The reconciliation of segment assets to consolidated total assets at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006	December 31, 2005
	(in millions)
Segment assets for total reportable business segments	$335.5	$185.6
Items excluded from segment assets:
Current assets	320.2	285.0
Long-term deferred tax assets	27.5	15.8

Total assets	$683.2	$486.4

Enterprise Wide Information

Net revenue is attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenue by customers’ locations.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Revenues:
Net revenues by geography:
U.S.	$147.6	$123.7	$442.4	$360.6
Other North America	7.1	11.1	32.9	34.4

Total North America	154.7	134.8	475.3	395.0
Europe	29.7	20.8	88.1	71.3
Brazil	10.2	10.6	27.9	29.5

Total net revenues	$194.6	$166.2	$591.3	$495.8

Total assets by country are listed as follows:

	September 30, 2006	December 31, 2005
	(in millions)
Total assets by country:
North America
U. S.	$879.9	$447.5
Other North America	25.6	26.2

Total North America	905.5	473.7
Europe	92.7	75.2
Brazil	39.8	36.6
Eliminations	(354.8)	(99.1)

Total assets	$683.2	$486.4

16. Condensed Consolidating Financial Information

The Company operates under the name of Propex Inc. The Company’s corporate structure includes two domestic subsidiary holding companies (Propex Fabrics International Holdings I Inc. and Propex Fabrics International Holdings II Inc.), which own a portion of the capital stock of its foreign subsidiaries. With the SI Acquisition, the Company added the SI companies as subsidiaries. The Company’s domestic subsidiaries (Propex Fabrics International Holdings I Inc., Propex Fabrics International Holdings II Inc. and the SI domestic subsidiaries, collectively the “Guarantors”) guarantee the Company’s 10% Senior Notes due 2012 (the “Notes”) on a joint and several basis. The Company’s foreign subsidiaries, including the newly acquired SI foreign subsidiaries, do not guarantee the Notes, and these subsidiaries are included in the following on a consolidated basis as the Non-guarantor subsidiaries.

The following tables set forth the condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three months and nine months ended September 30, 2006 and September 30, 2005, and the condensed consolidating statements of cash flows for nine months ended September 30, 2006 and September 30, 2005. Amounts are shown separately for the Company’s parent company, Propex Holdings Inc., the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the condensed consolidated financial information for the Issuer for all periods presented.

On August 1, 2006, the Company integrated the business of the former SI into the operations and the integrated accounting systems of Propex Inc. Although the legal entities of the Company remain intact, the business activity of Propex and the former SI were merged onto one system and the former SI business activities began being conducted within the integrated systems of Propex or the “Issuer”. The statements of operations of the Guarantors for three and the nine months ended September 30, 2006, include the operations of the former SI through July 31, 2006, as these business activities were conducted through this legal entity. The statements of operations of the Issuer include the operations of the former SI for the period August 1, 2006 through September 30, 2006. The separately identifiable manufacturing assets of the former SI are included in the Guarantors’ balance sheet as of September 30, 2006, while the assets integrated into the systems of the Issuer on August 1, 2006 which are not separately identifiable, are included in the assets of the Issuer as of September 30, 2006.

Separate financial statements of the Company’s parent or the Guarantors are not presented because the Guarantors’ guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

September 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.5	$38.2	$—	$21.5	$(1.5)	$59.7
Restricted cash	—	—	—	0.8	—	0.8
Accounts receivable, net	—	79.4	11.1	37.9	(8.7)	119.7
Inventories, net	—	78.2	8.2	32.6	—	119.0
Deferred income taxes	—	6.7	1.6	0.4	—	8.7
Prepaid expenses and other current assets	—	3.2	0.1	4.0	—	7.3
Assets held for sale	—	5.0	—		—	5.0

Total current assets	1.5	210.7	21.0	97.2	(10.2)	320.2

Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	5.0	29.6	1.3	—	35.9
Deferred income taxes	1.5	26.4	—	1.1	(1.5)	27.5
Intercompany loan receivable	—	—	41.3	—	(41.3)	—
Investment in subsidiaries	114.5	237.7	61.9	5.0	(419.1)	—
Other assets	—	11.7	—	2.3	—	14.0

	116.0	280.8	169.9	9.7	(461.9)	114.5
Property, plant and equipment, net	—	100.4	96.9	51.2	—	248.5

Total assets	$117.5	$591.9	$287.8	$158.1	$(472.1)	$683.2

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$41.9	$3.4	$16.9	$(8.7)	$53.5
Accrued liabilities	1.4	21.2	1.1	8.5	(1.4)	30.8
Current portion of debt and accrued interest, including Intercompany loans	1.4	21.9	—	—	(1.4)	21.9
Restructuring and other similar costs	—	2.3	—	0.4	—	2.7
Other current liabilities	—	3.8	0.1	—	—	3.9

Total current liabilities	2.8	91.1	4.6	25.8	(11.5)	112.8

Debt	28.4	379.9	—	—	(28.4)	379.9
Intercompany loan payable	—	28.1	—	13.2	(41.3)	—
Deferred income taxes	—	3.9	0.4	3.8	—	8.1
Accrued pension and other postretirement benefit liabilities	—	27.0	—	22.9	—	49.9
Other non-current liabilities	—	18.1	—	—	—	18.1

	28.4	457.0	0.4	39.9	(69.7)	456.0

Total stockholders’ equity	86.3	43.8	282.8	92.4	(390.9)	114.4

Total liabilities and stockholders’ equity	$117.5	$591.9	$287.8	$158.1	$(472.1)	$683.2

Condensed Consolidating Balance Sheet

December 31, 2005

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.5	$44.8	$—	$12.7	$(1.5)	$57.5
	—	—	—	0.8	—	0.8
Accounts receivable, net	—	64.2	—	32.6	(4.2)	92.6
Inventories, net	—	63.8	—	30.8	—	94.6
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.2	0.5	—	(1.7)	—
Prepaid expenses and other current assets	—	3.8	—	5.6	(0.1)	9.3
Assets held for sale	—	26.7	—	—	—	26.7

Total current assets	1.5	207.6	0.5	82.9	(7.5)	285.0

Other assets:
Intangible assets, net	—	6.9	—	1.5	—	8.4
Deferred income taxes	1.0	14.7	—	1.1	(1.0)	15.8
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	101.8	93.4	48.5	—	(243.7)	—
Other assets	—	10.7	—	2.2	—	12.9

	102.8	125.7	65.5	4.8	(261.7)	37.1
Property, plant and equipment, net	—	114.0	—	50.3	—	164.3

Total assets	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$36.4	$—	$10.3	$(4.2)	$42.5
Accrued liabilities	—	12.7	0.1	6.3	—	19.1
Current portion of debt and accrued interest, including Intercompany loans	—	11.1	—	1.7	(1.7)	11.1
Restructuring and other similar costs	—	—	—	1.7	—	1.7
Other current liabilities	—	1.6	—	1.6	—	3.2

Total current liabilities	—	61.8	0.1	21.6	(5.9)	77.6

Debt	27.7	244.8	—	—	(27.7)	244.8
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	4.8	—	3.8	—	8.6
Accrued pension and other postretirement benefit liabilities	—	33.0	—	19.5	—	52.5
Other non-current liabilities	—	1.1	—	—	—	1.1

	27.7	283.7	—	40.3	(44.7)	307.0

Total stockholders’ equity	76.6	101.8	65.9	76.1	(218.6)	101.8

Total liabilities and stockholders’ equity	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$120.3	$28.8	$51.2	$(5.7)	$194.6
Cost of sales	—	90.2	27.7	48.1	(5.7)	160.3

Gross profit	—	30.1	1.1	3.1	—	34.3

Operating expenses:
Selling, general and administrative	—	10.3	13.9	2.9	—	27.1
Pension curtailment gain and settlement loss	—	0.6	—	—	—	0.6
Restructuring and similar costs	—	3.2	0.7	—	—	3.9
Impairment of long-lived assets	—	3.4	—	—	—	3.4

Operating income (loss)	—	12.6	(13.5)	0.2	—	(0.7)

Other (income) expense:
Other (income) expense, net	—	0.3	—	1.4	—	1.7
Interest expense, net	0.8	9.1	—	—	(0.8)	9.1
Equity (income) loss from earnings of subsidiaries	6.5	14.5	0.9	—	(21.9)	—

	7.3	23.9	0.9	1.4	(22.7)	10.8

Income (loss) before income taxes	(7.3)	(11.3)	(14.4)	(1.2)	22.7	(11.5)
Income tax provision (benefit)	—	(4.8)	(0.1)	(0.1)	—	(5.0)

Net income (loss)	$(7.3)	$(6.5)	$(14.3)	$(1.1)	$22.7	$(6.5)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$331.9	$126.6	$153.1	$(20.3)	$591.3
Cost of sales	—	258.9	112.9	136.9	(20.3)	488.4

Gross profit	—	73.0	13.7	16.2	—	102.9

Operating expenses:
Selling, general and administrative	—	28.8	39.5	10.3	—	78.6
In-process research and development	—	—	3.7	—	—	3.7
Pension curtailment gain and settlement loss	—	0.2	—	—	—	0.2
Restructuring and similar costs	—	7.4	2.9	—	—	10.3
Impairment of long-lived assets	—	8.9	—	—	—	8.9
Gain from sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)

Operating income (loss)	—	72.2	(32.4)	5.9	—	45.7

Other (income) expense:
Other (income) expense, net	—	0.2	0.1	0.8	—	1.1
Interest expense, net	2.1	29.8	(0.2)	—	(2.1)	29.6
Equity (income) loss from earnings of subsidiaries	(9.7)	21.9	(2.7)	—	(9.5)	—

	(7.6)	51.9	(2.8)	0.8	(11.6)	30.7

Income (loss) before income taxes	7.6	20.3	(29.6)	5.1	11.6	15.0
Income tax provision (benefit)	(0.5)	10.6	(7.0)	1.7	0.5	5.3

Net income (loss)	$8.1	$9.7	$(22.6)	$3.4	$11.1	$9.7

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$130.1	$—	$42.4	$(6.3)	$166.2
Cost of sales		106.2	—	38.7	(6.3)	138.6

Gross profit	—	23.9	—	3.7	—	27.6

Operating expenses:
Selling, general and administrative	—	12.2	—	3.4	—	15.6
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)

Operating income	—	17.7	—	0.3	—	18.0

Other (income) expense:
Other (income) expense, net	—	(0.4)	—	0.5	—	0.1
Interest expense, net	0.6	6.0	(0.2)	—	(0.6)	5.8
Equity (income) loss from earnings of subsidiaries	(7.4)	0.1	0.5	—	6.8	—

	(6.8)	5.7	0.3	0.5	6.2	5.9

Income (loss) before income taxes	6.8	12.0	(0.3)	(0.2)	(6.2)	12.1
Income tax provision (benefit)	(0.2)	4.6	—	0.1	0.2	4.7

Net income (loss)	$7.0	$7.4	$(0.3)	$(0.3)	$(6.4)	$7.4

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$380.4	$—	$135.2	$(19.8)	$495.8
Cost of sales	—	314.7	—	121.0	(19.8)	415.9

Gross profit	—	65.7	—	14.2	—	79.9

Operating expenses:
Selling, general and administrative	—	33.8	—	10.1	—	43.9
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)

Operating income	—	37.9	—	4.1	—	42.0

Other (income) expense:
Other (income) expense, net	—	(0.5)	—	0.4	—	(0.1)
Interest expense, net	1.9	16.8	(0.3)	0.1	(1.9)	16.6
Equity (income) loss from earnings of subsidiaries	(16.0)	(2.6)	(1.0)	—	19.6	—

	(14.1)	13.7	(1.3)	0.5	17.7	16.5

Income (loss) before income taxes	14.1	24.2	1.3	3.6	(17.7)	25.5
Income tax provision (benefit)	(0.7)	8.2	0.1	1.2	0.7	9.5

Net income (loss)	$14.8	$16.0	$1.2	$2.4	$(18.4)	$16.0

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities

Net income (loss)	$8.1	$9.7	$(22.6)	$3.4	$11.1	$9.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7.3	12.8	2.3	—	22.4
Non-cash interest on debt	2.1	12.7	0.1	(0.3)	(2.1)	12.5
Gain on sale of property and equipment	—	(43.9)	—	—	—	(43.9)
Impairment of long-lived assets	—	8.9	—	—	—	8.9
Pension curtailment gain and settlement loss	—	0.2	—	—	—	0.2
Pension and postretirement benefit costs	—	(6.1)	—	1.1	—	(5.0)
Deferred income taxes	(0.5)	(16.1)	3.2	0.3	0.5	(12.6)
Undistributed earnings of subsidiaries	(9.7)	21.9	(2.7)	—	(9.5)	—
In-process research and development	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities	—	(2.5)	34.7	6.4	—	38.6

Net cash provided by (used in) operating activities	—	(7.9)	29.2	13.2	—	34.5

Investing activities
Capital expenditures	—	(0.1)	(7.1)	(1.2)	—	(8.4)
Proceeds from sale of property, plant and equipment	—	73.0	—	—	—	73.0
Acquisition of business (net of cash acquired)	—	(232.5)	2.2	0.7	—	(229.6)

Net cash used in investing activities	—	(159.6)	(4.9)	(0.5)	—	(165.0)

Financing activities
Net receipts from (payments to) issuer and subsidiaries	—	29.3	(24.3)	(5.0)	—	—
Payments of long-term debt	—	(172.2)	—	—	—	(172.2)
Proceeds from issuance of debt	—	310.0	—	—	—	310.0
Debt issuance costs	—	(5.3)	—	—	—	(5.3)
Dividends	0.4	(0.9)	—	—	(0.4)	(0.9)
Proceeds from sale of stock	(0.4)	—	—	—	0.4	—

Net cash provided by (used in) financing activities	—	160.9	(24.3)	(5.0)	—	131.6

Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	1.1	—	1.1

Change in cash and cash equivalents	—	(6.6)	—	8.8	—	2.2
Cash and cash equivalents – Beginning of period	1.5	44.8	—	12.7	(1.5)	57.5

Cash and cash equivalents – End of period	$1.5	$38.2	$—	$21.5	$(1.5)	$59.7

Condensed Combining Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$14.8	$16.0	$1.2	$2.4	$(18.4)	$16.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	13.1	—	2.2	—	15.3
Non-cash interest on debt	1.9	4.5	(0.2)	0.3	(2.0)	4.5
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)
Pension and postretirement benefit costs	—	(0.1)	—	1.2	—	1.1
Deferred income taxes	(0.7)	7.1	—	(0.2)	0.7	6.9
Undistributed earnings of subsidiaries	(16.0)	(2.6)	(1.0)	—	19.6	—
Changes in operating assets and liabilities	—	0.3	—	1.0	0.1	1.4

Net cash provided by operating activities	—	32.3	—	6.9	—	39.2

Investing activities
Capital expenditures	—	(2.0)	—	(0.9)	—	(2.9)

Net cash used in investing activities	—	(2.0)	—	(0.9)	—	(2.9)

Financing activities
Net (payments to) receipts from parent company	—	0.1	—	(0.1)	—	—
Payments of long-term debt	—	(4.1)	—	—	—	(4.1)
Dividends	0.5	(0.5)	—	—	(0.5)	(0.5)
Stock repurchase	(0.5)	—	—	—	0.5	—
Proceeds from stock sale	0.9	—	—	—	(0.9)	—

Net cash provided by (used in) financing activities	0.9	(4.5)	—	(0.1)	(0.9)	(4.6)

Effect of changes in foreign exchange rates on cash	—	0.1	—	(0.4)	—	(0.3)

Change in cash and cash equivalents	0.9	25.9	—	5.5	(0.9)	31.4
Cash and cash equivalents – Beginning of period	—	15.8	—	7.5	—	23.3

Cash and cash equivalents – End of period	$0.9	$41.7	$—	$13.0	$(0.9)	$54.7

17. Stock Compensation Plan

In 2005, the board of directors and stockholders of Propex Holdings Inc. (“Holdings”) approved the 2005 Stock Awards Plan (the “2005 Plan”). The purpose of the Plan is to provide for granting incentive stock options, nonqualified stock options, stock appreciation rights (SARs), non-vested stock awards, performance awards, phantom stock awards, or any combination of the foregoing, to selected employees, directors, and consultants of Holdings and its subsidiaries, including the Company. Each award of stock options, stock appreciation rights, non-vested stock, performance awards or phantom stock will be evidenced by an agreement between Holdings and the recipient of the award.

There were no nonqualified stock options or non-vested stock awards issued in the third quarter of 2006. Except for the stock options which were modified under an employee separation agreement, both the stock options and non-vested stock awards have a vesting period of 5 years, or immediate vesting upon change of control. The stock options have a 10-year maximum term and an 8.2 year weighted average remaining life.

On September 1, 2006, the Board of Directors of Propex Holdings Inc. approved the grant of 53,400 nonqualified stock options from the 2005 Stock Awards Plan to certain members of management. As of September 30, 2006, notification of the option awards had not occurred nor were option agreements signed, and as a result, in accordance with 123(R), the options were not considered granted.

Total future compensation expense of $0.4 million related to outstanding options is expected to be recognized over the remaining vesting period of 3.25 years. Total future compensation expense of $0.3 million related to non-vested awards is expected to be recognized over the remaining vesting period of 3.25 years.

The following table summarizes the activity of nonqualified stock options awarded under the Plan:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2006	64,350	$100	$514,800
Granted at fair market value on dates of grant	—	—	—
Forfeited	(25,900)	$100	207,200

Outstanding, September 30, 2006	38,450	$100	307,600

Exercisable, September 30, 2006	1,250	$100	$10,000

The following table summarizes the activity of non-vested stock awarded under the Plan:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2006	9,000	$100
Granted	—	—
Forfeited	(4,600)	$100

Redeemed	(200)	$100

Outstanding, September 30, 2006	4,200	$100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included under “Item 1. Condensed Consolidated Financial Statements.” References to “we”, “us”, “our” and “the Company” mean Propex Inc. and its consolidated subsidiaries.

Overview

We are the world’s largest independent producer of primary and secondary carpet backing, and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. Within North America, we divide our business among furnishings, geosynthetics, industrial products and concrete fiber. During the first quarter of 2006, in response to our product changes as a result of the SI Acquisition, we subdivided our previous industrial fabrics reporting segment into two reporting segments – geosynthetics and industrial products – and we added the concrete fiber reporting segment. In our furnishings segment, we are the largest independent producer of carpet backing in North America and a leading supplier of furniture and bedding internal construction fabrics. In our geosynthetics segment, we are one of North America’s largest suppliers of geosynthetic products which we offer and have a leading position in certain erosion control products. In our industrial products segment, we sell fabrics for various industrial applications such as bags/packaging for carrying chemicals, commodities and protective membrane for home construction, filtration, trampoline fabrics and with the SI Acquisition, now sell intermediate fibers to other manufacturers to make similar products. In our concrete fiber segment, we are the largest supplier of synthetic concrete reinforcement products in North America and we also sell these products in Europe.

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

Demand for our industrial products is driven by general economic conditions which influence housing starts which uses our housewrap products, chemical and agricultural activity which uses our bag fabrics.

Our primary raw material is polypropylene resin and resin costs comprise approximately 65% percent of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying over 400 million pounds annually. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. For the nine months ended September 30, 2006, general polypropylene resin pricing in the U.S. increased by approximately 15.2% versus the twelve months ended December 31, 2005. Generally, we have been able to pass through raw material price increases and decreases to our furnishings customers, and in 2006 we have been successful in passing through resin increases to our geosynthetic customers. However, it has been more difficult to pass through raw material price fluctuations to customers for certain of our industrial products and concrete fiber products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers.

In order to remain competitive, we maintain a comparatively low manufacturing cost structure. Our management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Acquisition of SI

On January 31, 2006, the Company acquired 100% of the outstanding stock of SICSC and SIGC (hereafter referred to as the “SI Acquisition”), which previously was our largest competitor and a leader in providing woven and nonwoven polypropylene fabrics and fiber products for various geosynthetic, industrial products and concrete fiber reinforcement end-uses. The Company retains its position as the world’s leading independent producer of carpet backing and continues to have significant woven polypropylene operations in Europe and Brazil. As a result of the SI acquisition, it positions itself as the leading North American producer of needle-punch nonwoven fabrics for furniture and bedding applications. The SI Acquisition also enhances the Company’s position in geosynthetic fabrics and provides the Company with a leading sales position in the concrete fiber reinforcement business. Further, the Company’s strength in woven fabrics manufacturing is complemented by SI’s strength in non-woven fabric manufacturing.

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

As a result, most of the fluctuations in the Company’s operating results in 2006 as compared to 2005 are due to the SI Acquisition. The historical results section below presents a discussion of our consolidated operating results using the historical results of the Company prepared in accordance with GAAP for the three months and nine months ended September 30, 2006 and 2005, including SI’s results of operations from January 31, 2006 (the SI Acquisition date) to September 30, 2006.

Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Net revenue (1)	$194.6	$166.2	$591.3	$495.8
Cost of sales	160.3	138.6	488.4	415.9

Gross profit	34.3	27.6	102.9	79.9

Operating expenses:
Selling, general and administrative	27.1	15.6	78.6	43.9
In-process research and development	—	—	3.7	—
Pension curtailment gain and settlement loss	0.6	(6.0)	0.2	(6.0)
Restructuring and similar costs	3.9	—	10.3	—
Impairment of long-lived assets	3.4	—	8.9	—
Gain from sale of Roanoke plant	—	—	(44.5)	—

Operating income (loss)	(0.7)	18.0	45.7	42.0
Other (income) expense, net	1.7	0.1	1.1	(0.1)

Income (loss) before interest and income taxes	(2.4)	17.9	44.6	42.1
Interest expense, net	9.1	5.8	29.6	16.6

Income (loss) before income taxes	(11.5)	12.1	15.0	25.5
Income tax provision (benefit)	(5.0)	4.7	5.3	9.5

Net income (loss)	$(6.5)	$7.4	$9.7	$16.0

(1)	Net revenue represents gross sales less product returns, customer allowances and discounts, all generated in the ordinary course of business.

Net revenue

For the three months ended September 30, 2006, total net revenue increased $28.4 million, or 17.1%, to $194.6 million from $166.2 million in the corresponding period of the prior year. This net revenue increase is due to an increase in North America geosynthetic net revenue of $18.2 million, an increase in North America industrial products net revenue of $10.0 million, an increase in Europe net revenue of $3.6 million and concrete fiber net revenues of $18.3 million. These segment increases were partially offset by a $21.3 million net revenue decrease in North America furnishings and a $0.4 million decrease in Brazil. In addition, a softening of the general economic trends negatively impacted revenues.

For the nine months ended September 30, 2006, total net revenue increased $95.5 million, or 19.3%, to $591.3 million from $495.8 million in the corresponding period of the prior year. This net revenue increase is due to an increase in North America geosynthetic net revenue of $50.6 million, an increase in North America industrial products net revenue of $26.5 million an increase in Europe net revenue of $3.9 million and concrete fiber net revenues of $48.0 million. These segment increases were partially offset by a $31.9 million net revenue decrease in North America furnishings and a $1.6 million decrease in Brazil. In addition, a softening of the general economic trends negatively impacted revenues.

For the three months ended September 30, 2006, North America furnishings net revenue decreased $21.3 million, or 21.1%, to $79.6 million from $100.9 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, North America furnishings net revenue decreased $31.9 million, or 10.8%, to $264.5 million from $296.4 million in the corresponding period of the prior year. The net revenue decrease for both the quarter and year-to-date periods was primarily due to volume decreases in carpet backing resulting from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., two of our largest customers during 2005. The decrease in the third quarter was also due to the sale of the Roanoke, Alabama carpet backing plant on April 3, 2006 to a Mohawk Industries, Inc. affiliate. These back integration moves by our two largest customers, Mohawk and Shaw, reduce the potential merchant market demand for our furnishings products. Partially offsetting these effects was the successful pass-through of higher raw material costs and the inclusion of SI’s furniture and bedding and carpet backing revenues for the post January 31st period.

For the three months ended September 30, 2006, North America geosynthetics net revenue increased $18.2 million, or 82.0%, to $40.4 million from $22.2 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, North America geosynthetics net revenue increased $50.6 million, or 83.2%, to $111.4 million from $60.8 million in the corresponding period of the prior year. The net revenue increase for both the quarter and year-to-date periods was primarily due to the inclusion of SI’s geosynthetics revenues for the post January 31st period and the successful pass-through of higher raw material costs. Partially offsetting these effects was a volume decrease in our existing geotextile products due to two large customers being acquired and subsequently realigning their suppliers.

For the three months ended September 30, 2006, North America industrial products net revenue increased $10.0 million, or 85.5%, to $21.7 million from $11.7 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, North America industrial products net revenue increased $26.5 million, or 70.1%, to $64.3 million from $37.8 million in the corresponding period of the prior year. The net revenue increase for both the quarter and year-to-date periods was primarily due to the inclusion of SI’s industrial products revenue for the post January 31st period and the successful pass-through of higher raw material costs. Partially offsetting these effects was a volume decrease in certain packaging products, especially our cotton bale products due to transition issues associated with changing the Company’s channels to market.

For the three months and nine months ended September 30, 2006, North America concrete fiber net revenue was $18.3 million and $48.0 million, respectively, as a result of the SI Acquisition. As this segment relates entirely to the business acquired from SI, there is no comparable revenue amount for the three months and nine months ended September 30, 2005.

For the three months ended September 30, 2006, Europe net revenue increased $3.6 million, or 17.4% to $24.4 million from $20.8 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, Europe net revenue increased $3.9 million, or 5.5%, to $75.2 million from $71.3 million in the corresponding period of the prior year. The increase in net revenue for the three months and nine months ended September 30, 2006 reflects favorable product mix changes, the beginnings of improvement in the European economy with somewhat improved consumer spending, and the partial pass-through of higher raw material costs. The small increase year-to-date was primarily due to favorable product mix changes, somewhat offset by lower carpet industry volumes due to reductions in the shifts.

For the three months ended September 30, 2006, Brazil net revenue decreased $0.4 million, or 3.8%, to $10.2 million from $10.6 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, Brazil net revenue decreased $1.6 million, or 5.4%, to $27.9 million from $29.5 million in the corresponding period of the prior year. The net revenue decrease for both the quarter and year-to-date periods was due to the negative impact of Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold as well as capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Cost of sales

For the three months ended September 30, 2006, cost of sales increased 15.7% to $160.3 million from $138.6 million in the corresponding period of the prior year. The increase in cost of sales primarily reflects the inclusion of SI results for the post January 31st period. As a percentage of net revenue, cost of sales decreased slightly to 82.4% in the three months ended September 30, 2006 from 83.3% in the corresponding period of the prior year, primarily due to higher margins across most U.S. products and European restructuring-related cost reductions.

For the nine months ended September 30, 2006, cost of sales increased 17.4% to $488.4 million from $415.9 million in the corresponding period of the prior year. The increase in cost of sales primarily reflects the inclusion of SI results for the post January 31st period and the effects of the $7.7 million inventory fair value adjustment related to the SI Acquisition purchase accounting during the first quarter, which has been recognized in cost of sales during the nine month period ended September 30, 2006. As a percentage of net revenue, cost of sales decreased slightly to 82.6% in the nine months ended September 30, 2006 from 83.9% in the corresponding period of the prior year, primarily due to higher margins across most U.S. products and European restructuring-related cost reductions partially offset by the inventory fair value adjustment amortization in the first quarter.

For the three and nine months ended September 30, 2006, higher margins are the result of improved average selling prices, which increased at a rate greater than that of raw material cost increases. Also, product mix for the three and nine months ended September 30, 2006 shifted toward higher margin products.

Selling, general and administrative

For the three months ended September 30, 2006, selling, general and administrative expenses increased to $27.1 million from $15.6 million in the corresponding period of the prior year. The increase in selling, general and administrative expenses primarily reflects the inclusion of SI’s overhead costs for the post acquisition period, partly offset by lower costs due to the elimination of redundant selling, general and administrative costs through the Company’s integration efforts. As a percentage of net revenue, selling, general and administrative expenses increased to 13.9% in the three months ended September 30, 2006 from 9.4% in the corresponding period of the prior year as a result of the partial year duplicative expenses and the inclusion of the concrete segment which has higher selling expenses associated with this product line. These higher selling expenses are in support of the sales resources related to the higher margin concrete segment products.

For the nine months ended September 30, 2006, selling, general and administrative expenses increased to $78.6 million from $43.9 million in the corresponding period of the prior year. The increase in selling, general and administrative expenses primarily reflects the inclusion of SI’s overhead costs for the post acquisition period. As a percentage of net revenue, selling, general and administrative expenses increased to 13.3% in the nine months ended September 30, 2006 from 8.9% in the corresponding period of the prior year as a result of the partial year duplicative expenses and the inclusion of the concrete segment which has higher selling expenses associated with this product line. These higher selling expenses are in support of the sales resources related to the higher margin concrete segment products. We expect these costs to decrease as a percentage of sales with the elimination of redundant selling, general and administrative costs, which was largely completed during the second and third quarters of 2006.

In-process research and development

For the three months ended September 30, 2006 and 2005, there were no in-process research and development charges.

For the nine months ended September 30, 2006, as part of the SI Acquisition, there was an in-process research and development charge of $3.7 million during the first quarter. There was no comparable amount for the corresponding period of the prior year.

Pension curtailment gain and settlement loss

During the quarter ended September 30, 2006, the Company recorded a settlement loss of $0.6 million related to lump-sum distributions to former employees of the Company from the hourly and salaried U.S. pension plans. The plans experienced a significant number of lump-sum distributions during the third quarter of 2006 related to employees terminated as a result of restructuring.

For the nine months ended September 30, 2006, the gain on curtailment of pension plans, net of settlement loss was a net expense of $0.2. During the third quarter of 2005, the Company recorded a $6.0 million curtailment gain for the reduction in the projected benefit obligation related to the U.S. pension plan for salary employees.

Restructuring and other similar costs

For the three months ended September 30, 2006, restructuring and other similar costs were $3.9 million related to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI Acquisition. There was no comparable amount for the corresponding period of the prior year.

For the nine months ended September 30, 2006, restructuring and other similar costs were $10.3 million related to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI Acquisition. There was no comparable amount for the corresponding period of the prior year.

Impairment of long-lived assets

During the third quarter of 2006, based on current market value estimates received as part of the plan to engage a marketing firm for the sale of the Seneca facility, the Company determined that the fair values of the facility and certain equipment were below carrying value. For the three months ended September 30, 2006, the Company recorded an impairment charge on land, land improvements and building of approximately $3.2 million and an impairment charge on equipment of $0.2 million. As of September 30, 2006, the Seneca, South Carolina facility was not being actively marketed and did not meet the criteria for classification as Held for Sale. The Seneca assets are included in North American assets for segment reporting.

For the nine months ended September 30, 2006, impairment of long-lived assets was $8.9 million, of which $5.7 million related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant, and $3.2 million related to impairment of land, land improvements and building. The amount of the equipment impairment was determined based on the remaining value of the assets in light of the decision to dispose of such assets as compared to the carrying value at the decision to close the Seneca facility. There were no such impairment charges in the corresponding period of the prior year.

Gain from sale of Roanoke plant

For the nine months ended September 30, 2006, we recorded a $44.5 million gain related to the sale of our Roanoke, Alabama carpet backing plant to a Mohawk Industries, Inc. affiliate in April 2006. This gain results from the excess of the $73.0 million in adjusted sales proceeds over the net book value of $28.5 million. There were no such asset sales in the corresponding periods of the prior year.

Income (loss) before interest and income taxes

For the three months ended September 30, 2006, income (loss) before interest and taxes decreased $20.3 million to a loss of $2.4 million from income of $17.9 million in the corresponding period of the prior year. The decrease resulted primarily from operating losses of the segments. For the three months ended September 30, 2006, North America geosynthetics had a loss of $1.8 million, North America industrial products had a loss of $2.9 million, North America concrete fiber had a loss of $0.2 million, Europe had a loss for the quarter of $1.9 million and Brazil had segment loss of $0.2 million. The segment losses were partially offset by income of North America furnishings of $4.6 million. The segment results were also impacted by $3.9 million in restructuring charges and a settlement loss of $0.6 million related primarily to lump sum distributions from the pension plans. For the three months ended September 30, 2006, total non-recurring acquisition and restructuring related charges of $11.3 million, recorded in cost of sales and as operating expense, negatively impacted earnings.

For the nine months ended September 30, 2006, income before interest and taxes increased $2.5 million, or 5.9%, to $44.6 million from $42.1 million in the corresponding period of the prior year. This increase resulted primarily from the $44.5 million gain on the sale of our Roanoke facility, which is not included in our segment income. This gain was offset by several non-recurring acquisition and restructuring related charges, including the $7.7 million amortization of the inventory fair value adjustment related to purchase accounting recognized in cost of sales, the $3.7 million of in-process research and development charge, the Seneca, South Carolina facility restructuring’s $8.9 million non-cash impairment related to equipment, land, land improvements and building and $5.1 million of other non-recurring acquisition and restructuring charges allocated to the segments. The gain on the sale of the Roanoke facility is offset by segment losses of $6.4 million in North America geosynthetics, $5.1 million in North America industrial products and $10.3 million in North America concrete fiber. The segment results were also impacted by $10.3 million in restructuring charges and a net settlement loss of $0.2 million related primarily to lump sum distributions from the pension plans. For the nine months ended September 30, 2006, total non-recurring acquisition and restructuring charges of $35.8 million, recorded in cost of sales and as operating expense, negatively impacted earnings.

For the three months ended September 30, 2006, North America furnishings segment income decreased $11.5 million, or 71.3%, to $4.6 million from $16.1 in the corresponding period of the prior year. For the nine months ended September 30, 2006, North America furnishings segment income decreased $17.7 million, or 47.8%, to $19.3 million from $37.0 million in the corresponding period of the prior year. The segment income decreased for both the quarter and year-to-date periods due to lower volumes resulting from the North America carpet industry restructuring, which occurred largely in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing, and further volume declines due to the sale of the Roanoke plant on April 3, 2006. In addition, the third quarter and year-to-date 2006 periods were also impacted by $6.1 million and $13.6 million, respectively, in allocations of the above-mentioned non-recurring acquisition integration and restructuring charges.

For the three months ended September 30, 2006, North America geosynthetics segment income (loss) decreased $5.0 million, to a loss of $1.8 million from income of $3.2 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, North America geosynthetics segment income (loss) decreased $11.1 million to a loss of $6.4 million from $4.7 million of income for the corresponding period of the prior year due to general weakness in demand, volume losses at certain customers who changed suppliers and high allocated overhead costs prior to eliminating redundant selling, general and administrative overhead, partially offset by the inclusion of SI activity in 2006. In addition, the third quarter and year-to-date 2006 periods were also impacted by $3.6 million and $9.7 million, respectively, in allocations of the above-mentioned non-recurring acquisition integration and restructuring charges.

For the three months ended September 30, 2006, North America industrial products segment loss increased $1.4 million to a $2.9 million loss from a $1.5 million loss in the corresponding period of the prior year. For the nine months ended September 30, 2006, North America industrial products segment loss increased $3.5 million to a $5.1 million loss compared to a $1.6 million loss for the corresponding period of the prior year. The segment loss increased for both the quarter and year-to-date periods due to decreases in certain packaging volumes and high allocated overhead costs prior to eliminating redundant selling, general and administrative overhead, partially offset by the inclusion of SI activity in 2006. In addition, the third quarter and year-to-date 2006 periods were also impacted by $1.7 million and $4.8 million, respectively, in allocations of the above-mentioned non-recurring acquisition integration and restructuring charges.

For the three months and nine months ended September 30, 2006, the North America concrete fiber segment loss was $0.2 million and $10.3 million, respectively. This segment was acquired as part of the SI acquisition, and there is no comparable amount for the corresponding periods of the prior year. Although there was no allocation of non-recurring acquisition charges to the concrete fiber segment for the third quarter, the year-to-date period was impacted by a $7.7 million allocation of the above-mentioned non-recurring acquisition integration and restructuring charges.

For the three months ended September 30, 2006, Europe segment loss increased $1.6 million to a loss of $1.9 million from a loss of $0.3 million in the corresponding period of the prior year. This loss is primarily due to foreign exchange losses and lower overall spreads (the term “spreads” is defined in Note 15 of the accompanying Notes to Condensed Consolidated Financial Statements). For the nine months ended September 30, 2006, Europe segment income increased $1.9 million to income of $1.8 million from a loss of $0.1 million in the corresponding period of the prior year. The segment income for the nine months ended September 30, 2006 increased due to a reduction in manufacturing costs associated with the elimination of the weekend shift at our Gronau, Germany facility and was positively impacted by the initial improvement during the third quarter of 2006 in the European economy resulting in increased confidence in consumer spending, partially offset by lower overall spreads.

For the three months ended September 30, 2006, Brazil segment income decreased $0.6 million to a loss of $0.2 million from income of $0.4 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, Brazil segment income decreased $1.3 million to $0.8 million from $2.1 million in the corresponding period of the prior year. The segment income decreased for both the quarter and year-to-date periods because of sales volume declines due to Brazil’s recent tight monetary policy on general commercial activity, including specifically the agricultural sector into which many of our products are sold as well as capacity additions by our competitors. These effects are partially offset by higher unit selling prices in dollar terms due to the foreign exchange effects of Brazil’s tight monetary policy.

Interest expense, net

For the three months ended September 30, 2006, interest expense, net of interest income increased to $9.1 million from $5.8 million in the corresponding period of the prior year. For the nine months ended September 30, 2006, net interest expense increased to $29.6 million from $16.6 million in the corresponding period of the prior year. Net interest expense increased for both the quarter and year-to-date periods due primarily to the additional debt incurred to fund the majority of the SI Acquisition.

Income tax provision (benefit)

For the three months ended September 30, 2006, the provision (benefit) for income taxes decreased to a benefit of $5.0 million from an expense of $4.7 million in the corresponding period of the prior year. The effective tax rate was 43.5% in the third quarter of 2006 as compared to 38.3% in the second quarter and 38.0% in the first quarter of 2006. The effective tax rate was 38.8% for the third quarter of 2005.

For the nine months ended September 30, 2006, the provision for income taxes decreased to $5.3 million from $9.5 million in the corresponding period of the prior year. The decrease in taxes related primarily to operating losses during the year related to non-recurring acquisition integration and restructuring charges, offset by the gain on the sale of the Roanoke facility during the second quarter of 2006. The effective tax rate was 35.3% for the nine months ended September 30, 2006 compared to 37.3% for the nine months ended September 30, 2005..

We expect the full year effective tax rate to be approximately 48.8% due to the relative contributions of taxable income and loss of our foreign and domestic locations.

Liquidity and Capital Resources

The information discussed below is presented based on the Company’s historical results, which include the results of SI for the period following the January 31, 2006 SI Acquisition date.

On August 31, 2006 Propex Holdings Inc., the sole shareholder of Propex Inc., offered to repurchase from former employees of the Company, 13,100 shares of common stock of Propex Holdings Inc. at a price of $108 per share. The offer to repurchase expired on September 29, 2006. As of September 29, 2006, offers were accepted for the repurchase of 12,800 shares. During October 2006, the Company paid a dividend to Propex Holdings Inc. in the amount of $1,382,400 for the repurchase of the stock.

Our primary cash needs are for working capital, capital expenditures, tax payments, debt payments or debt retirement, and future acquisition integration activity costs. Our forecasted capital spending for 2006 is approximately $15 to $18 million, with $4 to $6 million relating to ongoing operations and the balance pertaining to acquisition-related integration and restructuring expenditures. We believe we have adequate liquidity to meet these cash needs. We may use excess cash balances to repay or retire debt. We intend to finance these cash requirements through cash generated from operations and funds borrowed from our revolving credit facility. As of September 30, 2006, we had no borrowings from our revolving credit facility.

Net working capital is comprised of current assets less restricted cash, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $228.5 million at September 30, 2006, and $217.7 million at December 31, 2005. Working capital increased $10.8 million from December 31, 2005 due to increases associated with the SI Acquisition and normal seasonal increases partially offset by decreases in cash, which was used to fund a portion of the SI Acquisition, and decreases in assets held for sale.

At September 30, 2006, we had $59.7 million of cash and cash equivalents.

The Company had net cash provided by operations of $34.5 million in the nine months ended September 30, 2006 compared to net cash provided by operations of $39.2 million in the nine months ended September 30, 2005. The decrease in cash provided by operations is due primarily to decreased operating income exclusive of the Roanoke plant sale gain. Proceeds from the sale of our Roanoke plant are included in cash flows from investing activities.

Cash used in investing activities was $165.0 million in the nine months ended September 30, 2006 compared to $2.9 million in the nine months ended September 30, 2005. For the nine months ended September 30, 2006 compared to the same prior year period, the increase in cash used for investing activities relates primarily to the acquisition of SI.

Capital expenditures increased to $8.4 million in the nine months ended September 30, 2006 from $2.9 million in the nine months ended September 30, 2005. The increase in cash used in investing activities relates primarily to the SI Acquisition in January 2006 partially offset by proceeds from the sale of our Roanoke, Alabama carpet backing facility in April 2006.

Cash provided by financing activities was $131.6 million in the nine months ended September 30, 2006 compared to cash used in financing activities of $4.6 million for the nine months ended September 30, 2005. In 2006, the cash generated relates to additional indebtedness to fund the SI Acquisition partially offset by debt repayments with the after-tax proceeds from sale of our Roanoke facility, whereas in 2005, cash used was primarily related to schedule debt principal repayments.

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

At management’s discretion, the loan bears interest at either LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates. We were in compliance with the financial covenants of this agreement as of September 30, 2006 and through the date of this filing.

The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit, of which $10.5 million was issued and outstanding as of September 30, 2006.

The initial uses of funds from the new credit facility were as follows: $198.7 million in partial payment toward the SI Acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the prior credit facility and $6.1 million in related transaction costs.

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

10% Senior Notes due 2012

On December 1, 2004, we issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, our subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. We used the proceeds from the issuance of the 10% Senior Notes to finance a portion of the BP Acquisition.

Critical Accounting Policies

In preparing our financial statements in conformity with GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of intangibles, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material. Management believes monitoring changes in critical accounting policies is important to the fair presentation of our financial condition and results of operations because they can require management’s more significant judgments and estimates in the preparation of our consolidated financial statements. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our annual report on Form 10-K for the year ended December 31, 2005. There have not been any significant changes in these policies or estimates since December 31, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. As of September 30, 2006, we did not utilize any derivative instruments to manage these raw material pricing or foreign exchange risks. However, as discussed in greater detail below, we entered into an interest rate swap agreement to lock in the interest rate on at least 50% of our bank term loan and 10% Senior Notes due 2012 over the initial three years of the new Credit Agreement.

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

Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Extreme weather conditions such as hurricanes affecting the U.S. Gulf Coast can adversely affect our ability to supply products to our customers and negatively impact the availability of polypropylene for certain time periods. We currently have established relationships with multiple polypropylene suppliers for all our expected raw material needs, where pricing is determined by monthly negotiations about market pricing.

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

Currency transaction exposure. Currency transaction exposure arises where sales and purchases are made by a company in a currency other than its own functional currency. The majority of our companies source raw materials and sell their products within their local markets in their functional currencies and therefore have limited currency transaction exposure. Hungary sells most of its products in euros to the European market through its German affiliate. As a result, we do incur limited currency transaction exposure between the euro and the Hungarian forint.

Our United Kingdom concrete fiber operations purchase raw materials from our North America concrete fiber operations, while our North America concrete fiber operations purchase steel from our concrete fiber operations in the United Kingdom. Settlement of purchases is handled through intercompany accounts and not with payment of cash.

Interest rate risk. A significant amount of our debt bears interest at variable rates. As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on at least 50 percent of our bank term loan and 10% Senior Notes due 2012 over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equals $49.3 million on May 1 and gradually declines consistent with the Credit Agreement repayment schedule to be notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006 and the $47.7 million interest rate swap principal as of September 30, 2006 (discussed earlier), $197.7 million of our total $395.4 million indebtedness, or 50%, is subject to a variable interest rate.

A hypothetical 10.0% increase or decrease in the applicable interest rates as of September 30, 2006 would change the quarterly cost of financing on our variable rate debt by $0.5 million.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you are cautioned not to put undue reliance on any forward-looking statements. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005, and Part II, “Item 1A. Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind such risk factors, as they could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect future events or developments.

PART II

Item 1. LEGAL PROCEEDINGS

See Note 14 to our Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A. Risk Factors

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

We have a significant amount of debt outstanding and significant debt service requirements. As of September 30, 2006, we had outstanding $392.3 million of total debt, of which $242.3 million is secured debt. As of September 30, 2006, we had $39.5 million of available borrowings under our $50 million revolving credit line. We may, subject to covenants in our existing and future debt agreements, incur additional debt in the future.

Our high level of debt could have important consequences to us, such as:

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, potential growth or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make payments on our debt;

•	placing us at a competitive disadvantage compared to competitors with less debt;

•	increasing our vulnerability to adverse economic and industry conditions; and

•	increasing our vulnerability to increases in interest rates because borrowings under our credit facility are subject to variable interest rates.

Our ability to pay interest on our 10% senior notes and the term loan under our credit facility and to satisfy our other debt obligations will depend upon, among other things, our future operating performance and our ability to refinance debt when necessary. Each of these factors is to a large extent dependent on economic, financial, competitive and other factors beyond our control. If, in the future, we cannot generate sufficient cash from operations to make scheduled payments on our 10% senior notes or the term loan under our credit facility or to meet our other obligations, we would need to refinance some or all of our debt or obtain additional financing or sell assets, or we would be unable to satisfy our debt service requirements.

Our debt agreements contain restrictive covenants, and a breach of any such covenants could result in our indebtedness becoming immediately due and payable.

Our credit facility and the indenture governing our 10% senior notes limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur indebtedness;

•	pay dividends, redeem capital stock or make other restricted payments;

•	incur liens to secure indebtedness;

•	make certain investments;

•	sell certain assets;

•	enter into certain transactions with our affiliates; or

•	merge with another person or sell substantially all of our assets.

Our credit facility also requires us, and our future credit facilities may require us, to maintain specified financial ratios and satisfy specified financial tests. The financial covenants are based upon our projections for growth and improved financial condition existing at the time we entered into the credit facility and become more restrictive in future periods. Our ability to meet these financial ratios and tests can be affected by events beyond our control.

If we fail to comply with these financial covenants, and we are unable to obtain a waiver of such non-compliance or amend the credit agreement, we would be in default under our credit facility, which would in turn lead to a default under the indenture. In such an event, the principal and accrued interest on the term loan under our credit facility and our 10% senior notes and other outstanding indebtedness may become immediately due and payable. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness. In addition, if we are in default under our credit facility, we would not be able to borrow under the revolving credit facility or obtain additional letters of credit.

Additionally, as a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be considered beneficial to us.

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

PROPEX INC.

Date: November 14, 2006

	By:	/s/ Lee McCarter
Lee McCarter
Executive Vice President and
Chief Financial Officer