Form 10-K
period 2006-12-31
Propex Inc.
filed 2007-04-02
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ____

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

Indicate by check mark whether the registrant is not required to file reports to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant is a wholly-owned subsidiary of Propex Holdings Inc., and there is no public market for the Registrant’s common stock.

Number of shares of common stock outstanding at March 30, 2007: 10 shares

Propex Inc.

Table of Contents to Form 10-K

For the Year Ended December 31, 2006

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

“Stitch-bonded” is the process of knitting through a fibrous batting and netting to create a new fabric structure.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include, but are not limited to:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in levels of building construction and remodeling that affect the demand for carpet;

•	our reliance on a limited number of product lines and customers;

•	changes in the North America carpet backing industry as a result of backward integration and domestic and foreign competition;

•	our ability to acquire new businesses and assets, and integrate those operations into our existing operations;

•	our ability to achieve cost savings and revenue growth in acquired and existing operations;

•

changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	economic, competitive and regulatory conditions and developments;

•	interest rates;

•	other factors affecting business plans, including the timing and success of business development efforts; and

•	unfavorable results of litigation.

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

Propex Inc. (the “Company”), formerly Propex Fabrics Inc. until its name change on June 13, 2006, is the world’s largest independent manufacturer and marketer of both primary and secondary carpet backing, and a leading producer of woven, nonwoven and stitch-bonded fabrics and fibers used in furniture and bedding, automotive, geosynthetics, industrial applications and concrete reinforcement. On December 1, 2004, Amoco Fabrics and Fibers Company and certain of its affiliates, collectively known as the BP Fabrics and Fibers Business, was acquired from BP p.l.c. by an investor group that includes investment entities affiliated with The Sterling Group, L.P., Genstar Capital, L.P., and Laminar Direct Capital, L.P., BNP Paribas Private Capital Group, through Paribas North America Inc., certain members of our senior management and certain other investors and became a stand-alone company, Propex Fabrics Inc.

Unless the context otherwise requires, references in this report to the words “we”, “our”, “ourselves”, “us” and the “Company” mean Propex Inc. and its consolidated subsidiaries after the above-referenced acquisition.

SI Acquisition

On January 31, 2006, pursuant to a stock purchase agreement dated December 30, 2005, as amended, by and among the Company, SI Concrete Systems Corporation (“SICSC”-now known as Propex Concrete Systems Corporation), SI Geosolutions Corporation (“SIGC”-now known as Propex Geosolutions Corporation), and the holder of the capital stock of SICSC and SIGC, we acquired all the outstanding capital stock of SICSC and SIGC, collectively known as SI, for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs. We financed the purchase price with borrowings under a refinanced senior credit facility and approximately $28.1 million of cash on-hand.

The former SI was a leader in providing innovative, high-performance products that provide support, strength, and stabilization solutions for its customers in the furnishings and construction materials markets. The acquisition of SI made us a more diversified company in terms of customers and products and provided us with opportunities to leverage the capabilities of both companies to optimize operations and generate profitable growth. The SI business included certain products complementary to our existing product lines and other products that extended our current product portfolio.

The former SI’s business was comprised of three product lines – geotextiles, performance fabrics and concrete fibers. SI’s geotextile product line consisted primarily of woven and nonwoven geotextile products similar to our existing geotextile products along with a smaller position in specialty erosion control products, which represent a product line extension for us; the addition of SI’s products will enhance our leading position in geotextile fabrics. SI’s performance fabrics product line primarily consisted of nonwoven fabrics for internal construction usage in the furniture and bedding industries, markets in which we already participate. In addition, SI’s performance fabrics product line included several new products such as high performance woven fabrics for recreation and filtration end uses. SI’s concrete fibers product line, which held a leading sales position, was a new product for us and basically consists of polypropylene and metal fibers, used separately or in combination, as secondary reinforcement to minimize cracking of concrete in various applications.

SI’s sales were predominantly to U.S.-based customers, although its concrete fibers product line includes an U.K. sales office which markets its concrete fibers products to European customers. The SI acquisition increased the size of our U.S. business activities.

In 2006, we implemented actions that we estimate will result in approximately $13 million of the expected $18 million annual cost savings from the integration of the SI acquisition, which were primarily reductions in the duplicative administrative costs and taking advantage of both companies’ combined manufacturing strengths and existing capacities. Given the complementary nature of the two businesses, we estimate that over the next one to two years, we will realize more than $10 million of additional annualized cost savings, primarily driven by further optimization of our manufacturing capabilities.

Sale of Roanoke Manufacturing Facility

On April 3, 2006, we completed the sale of our Roanoke, Alabama carpet-backing manufacturing facility to Aladdin Manufacturing Corporation for $73.0 million, which includes price adjustments of $2.5 million. A portion of the after-tax proceeds from the sale were used to prepay our $50 million bridge loan facility and $11.5 million of our senior secured loan.

Our Company

We are the world’s largest independent manufacturer and marketer of both primary and secondary carpet backing, and a leading producer of woven, nonwoven and stitch-bonded fabrics and fibers used in furniture and bedding, automotive, geosynthetics, industrial applications and secondary concrete reinforcement. We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute carpet backing, as well as the development of woven and nonwoven fabrics for other applications. Our synthetic and steel fibers provide secondary reinforcement and help to minimize concrete cracking in various applications and our geosynthetic fabrics improve the service life of roadways and drainage systems, minimize erosion and provide protection from stormwater sediment run-off. We engineer fabrics that are used for specialty packaging, liquid filtration, protective membranes as well as recreational and agricultural applications. Our product lines offer efficiency, cost effectiveness and high performance in these applications as compared to alternate materials.

We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries and maintain the number one or number two positions in most of the markets in which we participate. Within North America, we divide our business among four segments; Furnishings, Geosynthetics, Industrial Products and Concrete Fiber. Our Europe and Brazil regions operate as geographic segments. We primarily sell our products to leading carpet manufacturers, well-known furniture and bedding manufacturers and converters, concrete producers, and distributors of various original equipment manufacturer (“OEM”) users of geosynthetic and industrial fabrics. We market our products under a variety of proven and trusted brands, including Actionbac®, Polybac®, Geotex®, Pyramat®, Fibermesh®, and Duon®, all of which are highly respected for their quality and performance. We have excellent relationships with our over 1,000 customers in the U.S., and we have served many of our key customers for over 20 years.

In our furnishings segment, we are the largest independent producer of carpet backing in North America and a leading supplier of furniture, bedding and automotive internal construction fabrics. In our geosynthetics segment, we are the largest North American supplier of geotextile products and have a leading position in certain erosion control products. In our industrial products segment, we sell fabrics for various industrial applications such as high performance packaging, protective membrane for building construction, filtration, agricultural and recreational products and intermediate fibers to other manufacturers to make various nonwovens. In our Concrete Fiber segment, we are the largest supplier of synthetic concrete reinforcement fiber products in the world.

In Europe and Brazil, we primarily market carpet backing and industrial products, and we are a leading supplier of those products in those regions. Although primarily a regional business in terms of differing customers, competitive issues, and economic and other drivers, we have significant overlap of product offerings across all regions.

For the year ended December 31, 2006, we sold 2.2 billion square yards of fabric and approximately 87 million pounds of fiber on a global basis, generating total revenues of $742.8 million.

Business Strategy

The acquisition of SI enhanced our position as the leading player in the polypropylene fabrics and fibers business, with extensive product offerings and geographic reach. Key short-term strategies are focused on integration of systems, essentially complete during 2006, consolidation of common product offerings and solidification of our market position. Also very important to near-term earnings, we estimate that over the next one to two years, we will realize more than $10 million of additional cost savings, driven primarily by further optimization of our manufacturing capacity. In 2006, we implemented actions that we estimate will result in approximately $13 million of the expected $18 million annual cost savings from the integration of the SI acquisition, which were primarily reductions in the duplicative administrative costs and taking advantage of both companies’ combined manufacturing strengths and existing capacities.

The completion of our short-term strategy directly supports our long-term strategy, which includes the following tenets:

Maintain market share and profitably grow the product portfolio: We will seek to preserve and extend our leading market share in areas such as carpet backing, geosynthetics, furniture & bedding, recreation fabrics and concrete fiber through a consistent focus on delivering quality products and customer service to our valued customers. Active product portfolio management is a critical element of our strategy. We will focus our innovation and business development expertise on profitable markets in which we do not currently participate. We believe that innovation, in both the products developed and the processes by which our products are manufactured, will enable us to continue to exceed customer expectations.

Achieve the lowest-cost manufacturing position in all our core businesses: We possess significant economies of scale in fabric production due to our existing strength and established asset base in woven manufacturing and due to our acquisition of the former SI, nonwoven manufacturing. In addition, we will continue to leverage best practices from cost reduction initiatives and the lean manufacturing initiative to deliver the significant efficiency increases.

Expand globally to complement our North American position: Leveraging our manufacturing operations in regions offering lower labor rates such as in our Brazilian and Hungarian operations will help support our global expansion initiatives. Our worldwide geographic footprint has manufacturing or sales/marketing locations in 7 countries and sales to more than 40 countries. Our existing global footprint will allow us to leverage our current and new products across all the geographic markets in which we participate.

Our Products

We manufacture synthetic yarn and fibers, which we use to produce our products for specific applications for our four North America product segments. Within North America, we divide our business among four reporting units, Furnishings, Geosynthetics, Industrial Products and Concrete Fiber. Our Europe and Brazil regions operate as geographic segments.

We manufacturer most of our products from polypropylene resin, a chemically inert plastic derived from petroleum. This raw polypropylene resin is initially received in the form of a solid pellet. We first extrude (melt and extrude it into fiber and film shapes) this raw material and then convert the resulting fiber and tape yarns into woven and nonwoven products. Woven products are produced by interfacing thousands of strands of fiber and extruded tape yarn at right angles to one another. The type of weave is determined by the manner in which the yarn in interlaced. Woven fabrics are characterized by strength and dimensional stability. Nonwoven products are typically “needle punched”, whereby nonwoven fabrics are first stacked into several layers of webbed short-length fibers and then entangled by punching barbed needles through the layers. Nonwoven products provide specific functionality such as structural strength, absorbency, liquid repellency, flame retardancy and cushioning.

Furnishings

Carpet backing:

Carpet backing is our largest product category within the furnishings segment. We sell our products directly to carpet manufacturers, which then sell finished carpet to distributors, retailers, and commercial contractors. Carpet backing is essentially layers of polypropylene fabric that provide the structural base for tufted carpeting. Primary carpet backing is a tightly woven synthetic fabric into which carpet face fibers are tufted in the manufacture of broadloom floor coverings. Secondary carpet backing forms the base of a carpet and is an open-weave fabric that is adhered to the back of tufted broadloom to ensure both carpet integrity and dimensional stability.

Primary and secondary carpet backings are key components in the manufacturing of carpet and according to the 2007 U.S. FLOOR Report, represents approximately 12% of the material cost to produce carpeting. To meet the evolving needs of our customers, we routinely develop product variations that offer new product properties and characteristics desired by our customers. Polybac® is the leading synthetic primary backing in the industry and is the most recognized product by our customers. It is a highly durable synthetic woven product with moisture and mildew resistance not present in natural fiber alternatives. The majority of our primary carpet backing product revenues result from sales of the Polybac®, woven fabrics and specialty variations including Guidelines and FLW. Polybac Guideline provides a visual guide that allows carpet manufacturers to monitor straightness during the manufacturing process. Our customers’ demand for this product has increased steadily since its introduction in 2000. Our Polybac FLW is designed with a layer of nylon fiber that is dyed with the carpet. We developed this product to provide a dyeable backing that enables carpet manufacturers to use less face yarn and thereby lower their cost structure. It is also used for dyed bath and scatter rugs. Our latest primary carpet backing, MatrixTM, is a patented combination of woven and nonwoven fabrics for critical applications such as high-end commercial and artificial turf products.

Our secondary carpet backing products primarily consist of a range of woven fabrics sold under the well known Actionbac® brand. Actionbac fabrics are the industry standard in secondary backing, known in our industry for stability over the life of the carpet.

Furniture and bedding, and automotive:

Propex is one of the largest producers of needle punched, nonwoven polypropylene fabrics for furniture and bedding applications in North America. Manufacturers use polypropylene fabrics in a wide variety of applications, such as in the internal construction of chairs, sofas, mattresses, and automotive seating. We generate approximately 65% of furniture and bedding sales from fabrics utilized in bedding, and approximately 20% from fabrics utilized in furniture, and just over 10% from fabrics utilized in automotive applications. Our furniture and bedding line of products is sold primarily in North America under the well known and highly regarded trade names

Duon® and ProPex®. We sell fabrics directly to bedding manufacturers and customers who convert our bulk products to the many different widths, shapes and roll lengths required by their customers.

Geosynthetics

Propex is one of the largest geotextile manufacturers in North America and one of the largest sellers of geosynthetic products in the world. Our geotextile fabrics are tough, versatile materials that lower the cost, enhance the performance and extend the life of civil engineering projects, with end-use applications such as road construction, drainage, soil reinforcement and landfill waste containment. We have a broad range of woven and nonwoven polypropylene geotextile products marketed under the brand names Geotex® and Petromat®, which meet the specifications for application and design of our customers. In reinforcement applications, geotextiles are utilized as reinforcement in wall and slope systems. In stabilization applications, which represent the largest geotextile application, geotextiles are utilized to separate the aggregate base from subgrade soils in roadway and railroad construction. In this application, geotextiles can increase the effective bearing strength of low strength subgrade soils. The proven chemical stability of polypropylene is one of the key reasons for the widespread use of these fabrics.

The geosynthetics used for erosion control include Landlok® erosion control mats and Pyramat® high-performance turf reinforcement mats. These products are best management practices for Storm Water management as required by the Environmental Protection Agency. Our recently introduced and patented X3® fiber technology, which has 40% more surface area than competitive offerings, resulting in improved vegetation growth, fabric durability, and resiliency.

We believe that our products are less expensive and are easier to use than traditional aggregate graded sand methods, rock rip-rap or concrete paving for transportation, site development and landfill applications.

Our geosynthetic fabrics are sold primarily in North America and Europe by a comprehensive network of independent distributors, by private label customers, and direct to end-users.

Concrete Fiber

Concrete Fiber product line applications include secondary reinforcement for residential and commercial concrete slabs, pavements, mines, tunnels, and pre-cast concrete. The former SI, acquired by us in January 2006, pioneered the use of polypropylene fibers as a secondary reinforcement for concrete to provide benefits verses traditional materials such as wire mesh by developing and introducing its Fibermesh® product in 1983. The addition of Fibermesh® polypropylene fibers to concrete minimizes the formation of early cracking while providing greater impact, abrasion and shattering resistance from external forces. The hardened fibrous concrete has lower water permeability and a level of toughness not found in plain concrete. Synthetic fibers used to reinforce concrete cost approximately $0.08 per square foot while traditional reinforcement costs three times more at approximately $0.24 per square foot installed.

Through our Novocon® brand, we also offer steel fibers for more demanding applications such as composite metal decks, industrial slabs, and airport runways to provide crack control in hardened concrete. Management believes that its ability to offer customers both steel and polypropylene fibers, and blended systems containing both types of fibers in its Novomesh® brand, allows us to offer the broadest range of solutions for its customers’ reinforcement needs. Given the lower cost to acquire and install fiber reinforced concrete, coupled with the relatively low penetration of fibers compared to traditional materials, we believe that the concrete segment of our business is well positioned to continue to grow.

Industrial

Propex industrial products are developed for a number of niche opportunities in such areas as recreation, filtration, protective coverings and packaging. We sell the majority of our packaging products to converters. More specifically, we market industrial products for the following significant applications:

•	Protective coverings, which act as an air vapor and moisture barrier in several applications, such as house wrap, wraps for lumber and sheet steel storage, and as mobile home underlay.

•	FIBCs, which are large, woven one to two ton bulk bags utilized for storage and transportation of granular or powdered materials, such as food, pharmaceuticals, minerals and chemicals.

•	Bale wraps, which are utilized to wrap and package large bales of cotton or synthetic fibers.

•	Agricultural fabrics, which are used in shipping sacks for produce, crop and livestock shading and growing ornamental plants.

•	Filtration media, ideal for applications such as wastewater treatment, beverage filtration, ore separation, chemical and pharmaceutical separation and pool and spa water clarity control.

•	Recreation fabrics for the jumping areas of trampolines and fabrics designed to cover swimming pools during the off-season.

Our Markets

North America

In North America, as in all of the geographic regions we serve, we manufacture and produce mostly polypropylene based fabrics and fibers. We primarily sell our products to carpet manufacturers, well-known furniture and bedding manufacturers and converters, concrete producers, and distributors and various OEM users of geosynthetic and industrial fabrics. Our 2006 net revenue of $604.9 million to North America carpet backing, furniture and bedding, automotive, geosynthetic, concrete and other industrial customers accounted for approximately 81 percent of our total worldwide sales.

Furnishings segment

Carpet backing. Carpet backing is part of the broader floor covering industry, which includes carpets and area rugs, hardwood floors, ceramic floor tile, vinyl sheet and floor tile, rubber floor coverings and laminate floorings. Demand for broadwoven backing for carpet and rug is highly dependent on overall carpet production. The U.S. market for carpet and rugs has remained stable in recent years, despite a trend towards greater use of alternative flooring materials in the residential market. Carpets have lost market share to wood, tile, and laminates, though the popularity of area rugs to cover these hard surfaces, has increased. The percentage of carpet and area rug revenue to total U.S. flooring revenue decreased approximately 4% between 2000 and 2005. Despite the loss of market share for carpets and area rugs as a whole, carpets and rugs continue to be the major product in the floor covering sector, with the latest available reported market share of 62% for 2005, based on revenue. Because of the importance of carpet backing in the production of carpet, the demand for carpet backing is closely linked to the demand for carpet.

Carpet sales are driven by the factors that influence the broader market for floor coverings. Floor covering demand is driven largely by home remodeling expenditures, which are frequently related to existing home sales, new housing starts and commercial property construction. These demand drivers are influenced by interest rates, consumer and business income growth and consumer confidence. Although carpet and area rug revenues increased about 4 percent from 2004 to 2005 due primarily to price increases, home starts and sales for 2006 have turned negative as compared to 2005. This had a negative impact on the carpet backing market with a 2006 decline from 2005 of about 7%, as indicated in the January 2007 edition of Floor Focus.

The carpet backing business differs regionally. Tufted carpet and rugs account for approximately 92% of all carpets and rugs manufactured in North America in 2006 and approximately 60% in Europe in 2006. Virtually all tufted carpet and rugs utilize primary carpet backing. Secondary carpet backing is used in about 83% of tufted carpet in North America. Woven synthetic materials account for approximately 90% of all carpet backing sold in North America and approximately 74% in Europe. A wider range of materials is used in secondary carpet backing than in primary carpet backing. In particular, in Europe, woven synthetic fabrics are used in approximately 48% of all European secondary carpet backing.

During 2005, the two leading carpet manufacturers in the U.S., Shaw and Mohawk, both took steps towards backward-integrating (or in-sourcing) the manufacturing of carpet backing for their carpets. In February 2005, Mohawk purchased a small supplier of carpet backing, and subsequently in October 2005, Shaw purchased the carpet backing assets of the former SI Corporation. Furthermore, in April 2006 we completed the sale of our Roanoke facility to an affiliate of Mohawk. The purchase of carpet backing suppliers by the major carpet manufacturers has made Propex the only significant remaining independent manufacturer of carpet backing in the United States.

We believe we are the largest independent provider of carpet backing in each of our regions.

Furniture, bedding and automotive. We manufacture a variety of needle-punched, nonwoven internal construction fabrics for use as internal construction fabrics in furniture and bedding and automotive applications in North America. These fabrics are sold to manufacturers for which the fabrics are used as raw materials. In 2006, approximately 54 percent of our sales to furniture and bedding customers were attributable to bedding products and approximately 45 percent to furniture products.

The principal macroeconomic factors influencing furniture and bedding sales are housing turnover, the directional movement of consumer confidence expectations and personal income levels. According to the latest available data for 2005, the domestic bedding industry’s mattress and foundation dollars have grown an average of 6% since 2000, reflecting consumer preference for bigger beds and higher-end mattresses, as well as the growth of the more expensive non-innerspring mattresses. Despite the growth in home sales during 2005, domestic furniture factory shipments in the U.S. were limited by foreign imports which grew at an average rate of 15% since 2000 while domestic furniture factory shipments grew at an average rate of 4% between 2000 and 2005.

We believe we are one of the largest suppliers of furniture, bedding and automotive needle-punch nonwoven fabrics in North America.

Geosynthetics segment

Geosynthetics. We sell tough, versatile geotextile fabrics for civil engineering projects, road construction and landfill applications that lower the cost, enhance the performance, and extend the life of civil engineering structures. Demand for woven nonwoven and stitch-bonded polypropylene and natural fiber fabrics utilized in geosynthetic applications has increased over the past decade. Demand for geosynthetics is driven by: (1) industry penetration of these materials in place of traditional methods, (ii) public infrastructure and heavy commercial construction spending; and (iii) environmental legislation. A portion of this growth has come from the continued development of new applications for these products. We believe that demand for geotextiles will continue to grow at rates in excess of Gross Domestic Product (“GDP”), driven by expected growth in civil construction activity and increased penetration of geosynthetics due to their costs effectiveness, project life cycle cost advantages and the environmental regulations related to improving stormwater management.

We believe we are one of the largest manufacturers of woven and nonwoven geotextile fabrics in North America.

Concrete Fiber segment

Concrete reinforcement fibers are designed to minimize cracking and to provide toughness for concrete structures ranging from cast in place slabs to shotcrete and underground projects. These secondary reinforcement products are made of polypropylene and steel and are growing in use for both residential and non-residential building construction, road and highway construction, and shotcrete applications, such as tunnels and mines. The versatility, ease of application, and attractive cost-to-performance ratio of these fibers has made them a popular secondary reinforcement product for use with traditional concrete reinforcement materials. In North America we estimate that $105 million of the market for fiber reinforced concrete has been realized out of an estimated potential market size of $850 million. We believe we have approximately 60% of the market share at $63.4 million in sales in 2006.

We believe we are the largest manufacturer of polypropylene fiber engineered for secondary concrete reinforcement in the world.

Industrial Products segment

We sell our synthetic fabrics to customers for use in various recreation, filtration, packaging, agriculture and protective covering applications. We expect continued growth in the sales of our higher-end products, such as specialty house wrap products. We believe demand for protective membranes will grow steadily as the construction industry continues to learn more about the benefits and applications of house wrap and other synthetic construction fabrics.

Europe segment

In Europe, our synthetic fabric is sold primarily to two groups of customers, carpet manufacturers and consumers of geotextiles. For 2006, our $99.9 million of sales from Europe accounted for 13.4% of our global sales in 2006.

Carpet backing. Due to an improved economy, tufted carpeting sales in Western Europe have stabilized during 2006 after a decline in previous years. We are optimistic about tufted carpeting regaining share in floor coverings as the carpeting industry as a whole has focused on promoting the advantages of tufted carpets, including the added comfort, warmth and design. We believe that 2007 carpeting sales will increase by 1% to 2%. We have also seen a growth in Eastern Europe due to strong economic development and a favorable climate for carpeting in this region.

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

Geotextiles. Use of woven geotextiles in Europe has been roughly flat, but shows signs of improvement due to a stronger economy, which has a positive impact on infrastructure projects. Similar to the geotextile industry in the United States, there are significant opportunities for increased penetration of these products in the construction industry. We believe we are a leading supplier for the geotextile applications we serve.

Brazil segment

In Brazil, we manufacture the same types of synthetic fabric products as in our other regions, but the end uses are more diversified. The majority of our products sold in Brazil serve needs in various industrial applications including shipping, packaging and agricultural uses. Our $38.0 million of sales from Brazil accounted for 5.1% of our global sales in 2006.

Since 2001, the industrial and agricultural sectors of the Brazilian economy have experienced substantial growth, with its peak in 2004. This growth was slowed during 2005 and 2006 as a result of the Brazilian government’s tight monetary policy and an extended drought, which impacted the agricultural sector. We expect the longer-term economic growth trends to continue, and we anticipate opportunities to further grow our Brazilian business through product substitution. For example, we manufacture fabric used in one-ton to two-ton FIBCs, which are replacing smaller sacks and containers in an increasing number of applications. We expect that this product replacement will continue to drive significant growth for our industrial products for the foreseeable future.

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

We sell our furniture and bedding fabrics directly to manufacturers of mattresses and upholstered furniture components and distributors. We have developed a strategy of aligning our sales and distribution efforts with key customers that are leaders in their respective fields. We work closely with key customers to develop new products and applications for their products.

We sell our geosynthetics primarily to distributors and OEM’s in both North America and Europe. In North America, we sell our products primarily to our established network of national and regional distributors and OEM’s servicing the landfill applications. In Europe, we typically work with distributors to whom we sell our products.

We sell our concrete reinforcement fibers directly to concrete producers and contractors through a national sales force in the US and Canada and through a combination of direct sales and distributors in other parts of the world.

We sell our various industrial products through a direct sales force to distributors, end-users and OEM’s of filtration, packaging and recreation products.

Customers

We derive a significant amount of our revenues from a relatively small number of customers. Our top ten customers accounted for approximately 33 percent of our total revenues in 2006. Of those top ten customers, nine were North American customers and one was a European customer. As expected after the U.S. carpet industry backward integration in 2005 and our January 2006 acquisition of SI, our customer and product diversity increased significantly. For 2007, as we maintain our market share and seek to profitably grow our product portfolio, we expect our top ten customers to again account for approximately 30% of our revenues.

Our top ten European customers accounted for 37.6% of our European revenues in 2006 while our top ten Brazilian customers accounted for 43.5% of our Brazilian revenues in 2006.

Competition

We believe we are either the largest or a leading producer of each of our primary products, and we are the only multinational producer of our products in all of our three regions: North America, Europe and Brazil. In North America, we compete with a variety of domestic woven and nonwoven polypropylene fabric and fiber producers and importers. SI Corporation, previously our largest competitor, sold its carpet backing manufacturing business to Shaw Industries in October 2005. We acquired the remainder of SI Corporation’s operations in January 2006. After completing the SI acquisition, our remaining competitors are generally smaller companies who individually compete with us in only one or a few product lines.

Outside of North America, we compete with a number of different local and regional fabrics and fiber producers and in each region.

Raw Materials

Polypropylene, a product of the petrochemical industry, is the base raw material in most of our products. The cost of manufacturing our products is highly dependent upon polypropylene prices. Generally, we have been able to pass through raw material price increases to our furnishings customers, and in 2005 and 2006, we were successful in passing through resin increases to our geotextile customers. However, in the remaining product lines, we have certain products where we were only able to pass along a portion of the price increase.

The U.S. average published polypropylene price increased approximately 8% from 2005 to 2006. Although the price continues to increase, the increase in 2006 was less than the year over year increases for 2005 and 2004 of approximately 20% and 28%, respectively.

Major Suppliers

Polypropylene resin for our manufacturing process is supplied primarily by a limited number of vendors. While our predecessor obtained a significant portion of its polypropylene resin from BP, we now purchase from a number of vendors including Ineos (the successor to BP’s polypropylene business) for a minor portion of our overall supply. At December 31, 2006 we did not have U.S. purchase commitment contracts for polypropylene, but rather, we procure polypropylene on a “spot basis” at the current market price. In Europe and Brazil, we source our polypropylene from a limited number of suppliers with which we have or are negotiating annual formal or informal supply agreements. The agreements are pricing and rebate contracts that do not require minimum purchase commitments except in order to receive discounted pricing.

Patents and Trademarks

We own or license several United States and foreign patents and have several patent applications currently under file with the United States and foreign patent offices. We have patented positions used in the manufacture of Matrix® carpet backing, Pyramat® High Performance Turf Reinforcement Mats, as well as X3 and e3 fiber technologies. We also have several registered trademarks that are well recognized by the customers we serve, such as Polybac® and Actionbac® in carpet backing, Geotex®, Landlok®, Pyramat® and Petromat® in geosynthetics, Fibermesh® in fiber reinforced concrete and Duon® in furniture and automotive fabrics.

Regulations and Environmental Matters

Our business operations, and our ownership and operation of real property, are subject to a broad range of federal, state, local and foreign environmental, health and safety laws and regulations pertaining to the release, emission and discharge of substances, the remediation of contaminated soil and groundwater, the handling and disposition of wastes, the safety and health of employees, or otherwise relating to pollution, preservation, remediation and protection of the environment, natural resources and human health and safety. To address these detailed and increasingly complex requirements, we have developed and implemented a Health, Safety and Environmental Management System that includes periodic reviews of policies, practices, operations and compliance at our manufacturing facilities, as well as procedures to take corrective or preventive action where necessary. We believe that we are currently in compliance with these laws and regulations, and capital expenditures relating to environmental matters during 2006 and 2005 were not material.

The nature of our current and historical operations and ownership and operation of property also exposes us to the risk of claims with respect to such laws and regulations, as well as claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, and there can be no assurance that material costs or liabilities will not be incurred in the future as a result of such claims. For example, we are subject to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or “CERCLA,” which may impose strict, joint and several liability retroactively on past and present owners or operators of facilities at, from or to which a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. We are currently alleged to be a responsible party at the Old Hazlehurst Solid Waste Disposal Site, the Old City Landfill, the Decatur County Landfill and the ITL/Cook Site. Pursuant to the terms of the stock purchase agreement with BP p.l.c., we have been indemnified by BP Amoco Chemical Holding Company for environmental liabilities arising from these sites, and for off-site disposal liabilities arising from activities or businesses conducted prior to the closing of the acquisition. We estimate this indemnified liability to be approximately $1.1 million; however, this is an estimate that may change upon realization of future events. We have recorded this reimbursable liability as both a non-current asset and a non-current liability on the balance sheet.

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

Employees and Labor Relations

As of December 31, 2006, we had approximately 3,200 employees, whom we refer to as teammates, of whom approximately 2,300 were located in North America, approximately 600 in Europe and approximately 300 in Brazil. Approximately 650 of our employees are salaried, and the remainder are hourly. All of our hourly and some of our salaried employees located in Germany, Mexico, Brazil, and Hungary are subject to collective bargaining agreements. Management believes the relationship with its employees is good.

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

We have a significant amount of debt outstanding and significant debt service requirements. As of December 31, 2006, we had outstanding $389.2 million of total debt, of which $239.2 million is secured debt. As of December 31, 2006, in consideration of our borrowing base calculation and outstanding letters of credit we had $18.3 million of available borrowings under our $50 million revolving credit line, although we had no outstanding cash borrowings from our revolving credit line as of that date. We may, subject to covenants in our existing and future debt agreements, incur additional debt in the future.

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

Our credit facility also requires us, and our future credit facilities may require us, to maintain specified financial ratios and satisfy specified financial tests. The financial covenants which were originally based upon our projections for growth and improved financial condition at the time we entered into the credit facility, were amended on January 26, 2007. While the amended financial covenants are less restrictive during the next five quarters, thereafter; we must comply with the original covenants, which become more restrictive in future periods. Our ability to meet these financial ratios and tests can be affected by events beyond our control.

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

Our top ten customers accounted for approximately 33 percent of our total revenues in 2006. In 2005, the carpet backing industry experienced significant restructuring. The two largest U.S. carpet manufacturers, Shaw Industries and Mohawk Industries, back integrated into carpet backing manufacturing through acquisitions of existing U.S. carpet backing suppliers. Shaw Industries acquired SI Corporation’s woven carpet backing operation in Chickamauga, Georgia, and Mohawk Industries acquired Wayn-Tex. This industry restructuring caused a significant realignment of suppliers and customers and negatively impacted our carpet backing sales volumes during 2006. In addition, on April 1, 2006, we completed the sale of our Roanoke, Alabama carpet backing manufacturing facility to an affiliate of Mohawk; this additional backward integration by Mohawk will also negatively impact our future carpet backing sales volumes. Despite the negative affect of backward integration, we project that our top ten customers will again account for approximately 30% of our total revenues during 2007. The loss of any of these significant customers could have an adverse impact on our results of operations.

Sales of our principal products may be affected by cycles in the construction and remodeling industries.

The demand for carpet backing is dependent upon the ability of our customers, the major carpet manufacturers, to sell carpeting, which is dependent, in turn, on the remodeling and construction industries. These industries can be cyclical in nature and may vary by geographic region, and our revenues will be affected by factors that affect those industries. These factors, which include new and used home sales, residential and commercial construction rates, remodeling trends, changes in interest rates, the popularity of alternative flooring materials and general economic conditions, could have an adverse impact on our carpet backing business. These factors have had at times in the past, and may have in the future, a negative impact on our results of operations. The slowdown in residential home sales, which began during the summer of 2006, was largely responsible for an approximately 7% reduction in the overall carpet backing market in 2006.

Changes in the price of polypropylene resin, our primary raw material, could negatively affect our business and results of operations.

The price of our primary raw material, polypropylene resin, is volatile and fluctuates based on a number of factors outside our influence, including the overall demand, manufacturing capacity and the price of key feedstocks for polypropylene. As a product of petrochemical processes, polypropylene pricing is also generally impacted by the price of the basic feedstocks, namely crude oil and natural gas. In a rising oil price environment, polypropylene prices will typically rise correspondingly. Our average cost of polypropylene resin in the U.S. increased by approximately 8% in 2006 and 20% in 2005. Oil prices can impact our business through their effect on polypropylene prices. We do not have long-term price guarantees with our polypropylene resin suppliers. Our failure to achieve corresponding sales price increases in a timely manner, sales price erosion without a corresponding reduction in raw material costs or failure to renegotiate favorable raw material supply contracts are all factors that could have a material adverse effect on our business and results of operations.

The loss of one or more of our raw material suppliers could adversely affect our operations.

Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. If the supply from one or more of our vendors was interrupted in any significant manner, we would be required to secure alternative supply arrangements. We may not be able to do so on terms that would be cost-effective or that would prevent a material negative impact on our operations and financial condition. In addition, extreme weather conditions such as hurricanes affecting the U.S. Gulf Coast can adversely affect our ability to supply products to our customers and negatively impact the availability of polypropylene for certain time periods.

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

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to be a notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006 and the $44.6 interest rate swap principal as of December 31, 2006, $194.6 million of our total $389.2 million indebtedness, or 50%, is subject to a variable interest rate. For the year ended December 30, 2006, interest expense of approximately $0.3 million is included in interest expense related to the interest rate swap. The fair value of the interest rate swap is included in current liabilities on the balance sheet. A significant increase in interest rates would adversely affect our earnings and cash flow.

Integration of acquired companies with our existing operations involves issues that are complex, time-consuming and expensive and could significantly affect our business.

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

Successful integration will depend upon our sustained ability to manage operations and to eliminate redundant and excess costs. We may not be able to maintain the levels of operating efficiency that acquired companies have achieved or might achieve separately. Because of the challenges in combining operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions, which would harm our financial condition and results of operations.

Our foreign operations expose us to risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for 21.5% and 27.9% of our revenue for the years ended December 31, 2006 and 2005, respectively. In the future, we expect our foreign operations to remain a material albeit smaller portion of our business. Foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

We conduct manufacturing, distribution, and administrative activities in thirteen owned and six leased facilities. We operate fourteen North American facilities and three abroad. We believe our facilities and equipment are in good condition and are suitable for our needs. Information about our properties in use as of December 31, 2006 is summarized in the following table:

Location	Primary Use	Owned / Leased
North America

Alto, GA	Manufacturing	Owned

Austell, GA	Former Corporate Headquarters [1]	Owned

Bainbridge, GA	Manufacturing / Distribution	Owned

Chattanooga, TN	Corporate Headquarters	Leased

Chattanooga, TN	Manufacturing	Owned

Dalton, GA	Distribution	Owned

Dalton, GA	Distribution	Leased

Dalton, GA	Technical Office	Leased

Dalton, GA	Distribution [1]	Owned

Genesee, ID	Manufacturing [2]	Leased

Hazlehurst, GA	Manufacturing / Distribution	Owned

Nashville, GA	Manufacturing/Distribution	Owned

Ringgold, GA	Manufacturing / Distribution	Owned

Santa Fe Springs, CA	Distribution	Leased

Seneca, SC	Manufacturing / Distribution [1]	Owned

Pointe-Claire, Quebec, Canada	Distribution	Leased

Matehuala, Mexico	Manufacturing / Distribution	Owned

Europe

Gronau, Germany	Manufacturing / Distribution	Owned

Gyor, Hungary	Manufacturing / Distribution	Owned

Brazil

Curitiba, Brazil	Manufacturing / Distribution	Owned

(1) –	Facility is being actively marketed and is classified as “held for sale” at December 31, 2006.

(2) –	Facility has been idled.

Item 3.	LEGAL PROCEEDINGS

See Note 16 to the consolidated financial statements included in this report for a discussion of legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a wholly-owned subsidiary of Propex Holdings Inc., and there is no public market for our common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a detail of the ownership of our parent’s common equity.

We did not sell any common stock during 2006. On August 31, 2006, Propex Holdings Inc. offered to repurchase 13,100 of the outstanding shares of common stock of Propex Holdings Inc. owned by former employees of the Company or one of its subsidiaries at a price of $108 per share. Propex Holdings Inc. received acceptances to repurchase 12,800 shares of common stock.

Item 6.	SELECTED FINANCIAL DATA

The selected historical consolidated financial information presented below as of and for the years ended December 31, 2006 and 2005 and for the month ended December 31, 2004 is derived from our audited consolidated financial statements (referred to as “Successor” below). The selected historical combined financial information presented below as of and for each of the years ended December 31, 2002, 2003 and for the eleven months ended November 30, 2004 is derived from the audited combined financial statements of our predecessor (see Note 1 to the consolidated financial statements included elsewhere in this report). The selected historical combined financial information presented below for the twelve months ended December 31, 2004 is derived from the audited combined financial statements of our predecessor for the eleven months and the selected historical financial information for the month of December of the successor for the year then ended. Such results may not necessarily be indicative of our results of operations and cash flows that might have occurred had we been acquired from BP p.l.c. on January 1, 2004 and had we not been integrated with BP p.l.c.’s other operations. The information presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined and consolidated financial statements and the related notes to those financial statements included under “Item 8. Financial Statements and Supplementary Data.”

Because we are a wholly-owned subsidiary of Propex Holdings Inc. and our stock is not publicly traded, earnings/loss per common share data is excluded from the following presentation of selected financial data.

	Successor		Combined	Successor	Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	Twelve months ended December 31, 2004	One month ended December 31, 2004	Eleven months ended November 30, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Income statement data:
Net revenue	$742.8	$655.5	$609.6	$43.4	$566.2	$522.3	$465.9
Cost of sales	616.2	547.7	540.9	45.0	495.9	454.5	400.4

Gross profit (loss)	126.6	107.8	68.7	(1.6)	70.3	67.8	65.5
Selling, general and administrative	103.1	60.2	47.4	3.5	43.9	50.3	51.6
In-process research and development	3.7	—	—	—	—	—	—
Curtailment gains, net of settlement loss	(1.0)	(6.0)	—	—	—	—	—
Restructuring and other similar costs (credits)	13.5	1.3	0.6	(0.5)	1.1	(1.9)	6.8
Impairment of long-lived assets	9.8	5.9	2.2	—	2.2	—	—
Gain from sale of Roanoke plant	(44.5)	—	—	—	—	—	—

Other (income) / expense	0.3	0.3	2.8	0.4	2.4	(0.6)	(1.2)
Interest expense, net	38.2	21.9	7.4	1.8	5.6	5.4	7.6

Income (loss) before income taxes	3.5	24.2	8.3	(6.8)	15.1	14.6	0.7
Income taxes (benefit)	1.7	10.2	3.2	(2.1)	5.3	5.5	4.1

Net income (loss)	$1.8	$14.0	$5.1	$(4.7)	$9.8	$9.1	$(3.4)

Balance sheet data:
Cash and cash equivalents	$56.9	$57.5	$23.3	$23.3	$35.0	$6.6	$8.4
Total assets	610.3	486.4	477.5	477.5	514.3	449.0	451.5
Net working capital (a)	225.3	217.7	170.0	169.9	153.7	100.8	92.6
Total debt (b)	394.8	255.9	261.5	261.5	1.2	153.3	157.2
Total parent investment	N/A	N/A	N/A	N/A	284.3	93.1	98.9
Stockholders’ equity	111.2	101.8	92.2	92.2	N/A	N/A	N/A
Other financial data (unaudited):
Capital expenditures	$12.0	$7.9	$5.5	$0.2	$5.3	$12.0	$13.3
Net cash provided by operating activities	38.3	48.3	24.1	12.8	11.3	26.9	34.5
Net cash used in investing activities	(168.6)	(7.9)	(339.1)	(334.1)	(5.0)	(6.1)	(13.0)
Net cash provided by (used in) financing activities	128.7	(6.0)	367.6	344.7	22.9	(22.7)	(41.4)
Ratio of earnings to fixed charges (c)	1.1	2.1	2.0	NM	NM	3.3	1.1

(a)	Net working capital is comprised of current assets minus restricted cash and current liabilities, excluding current maturities of long-term debt and accrued interest.

(b)	Total debt is comprised of short-term and long-term debt and accrued interest.

(c)	For the purposes of calculating the ratio of earnings to fixed charges, (1) earnings consist of earnings (loss) before fixed charges and income taxes and (2) fixed charges consist of interest expense on all indebtedness. During the periods presented, no interest costs have been capitalized.

NM - Data not meaningful

Selected Quarterly Financial Data

	Three months ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in millions)
Net sales	$151.5	$194.6	$205.5	$191.2	$159.7	$166.2	$168.1	$161.5
Gross Profit	23.7	34.3	40.2	28.4	27.9	27.6	27.5	24.8
Net income (loss)	$(8.0)	$(6.5)	$29.7	$(13.4)	$(2.0)	$7.4	$5.4	$3.2

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.” The following discussion presents our historical financial condition and results of operations before and after the consummation of the acquisition from BP p.l.c. discussed under “Item 1. Business.” Accordingly, the discussion of historical periods before December 1, 2004 does not reflect the significant impact that the acquisition from BP had on us.

Overview

We are the world’s largest independent producer of primary and secondary carpet backing, and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other niche industrial applications and concrete fiber secondary reinforcement. North America is our largest region, comprising 81.4% of our 2006 worldwide net revenue. We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. During the first quarter of 2006, in response to our product changes as a result of the SI Acquisition discussed below, we subdivided our previous industrial fabrics reporting segment into two reporting segments – geosynthetics and industrial products – and we added the concrete fiber reporting segment. Within North America, we divide our business between furnishings, geosynthetics, concrete fiber and industrial products.

In our furnishings segment (comprising 53.0% of our 2006 North America net revenue and 43.1% of our 2006 worldwide net revenue), we are the largest independent producer of carpet backing in North America and one of the leading suppliers of furniture and bedding internal construction fabrics. In our geosynthetics segment, we are one of North America’s largest suppliers of geosynthetic products that we offer, and have a leading position in certain erosion control products. In our industrial products segment, we sell fabrics for various industrial applications such as bags/packaging for carrying chemicals, commodities and protective membrane for home construction, filtration and trampoline fabrics and with the SI Acquisition, now sell intermediate fibers to other manufacturers to make similar products. In our concrete fiber segment, we are the largest supplier of synthetic concrete reinforcement products in North America and we also sell these products in Europe.

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

Demand for our industrial products is driven by general economic conditions which influence housing starts which uses our house wrap products, chemical and agricultural activity which uses our bag fabrics.

Our primary raw material is polypropylene resin, and resin costs comprise approximately 63% percent of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying over 500 million pounds annually. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. For the year ended December 31, 2006, general polypropylene resin pricing in the U.S. increased by approximately 8% over the previous year. Although the price increased in 2006 over 2005, the amount of year over year increase was lower than the 2005 and 2004 increases of approximately 20% and 28%, respectively. Generally, we have been able to pass through raw material price increases and decreases to our furnishings customers. However, it has been more difficult to pass through raw material price fluctuations to customers for certain of our geosynthetic products, industrial products and concrete fiber products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers.

In order to remain competitive, we maintain a comparatively low manufacturing cost structure. Our management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Company History

We have been engaged in the textile industry since 1884 and operated primarily under the name Amoco Fabrics and Fibers Company or BP Fabrics and Fibers Business in the U.S. and under other names internationally from 1968 until the closing of the acquisition from BP p.l.c. discussed under “Item 1. Business,” at which time we became Propex Fabrics Inc. (in June 2006, we changed our name to Propex Inc.). We pioneered the introduction of synthetic woven polypropylene carpet backing as a replacement to jute backing, as well as the development of woven and nonwoven fabrics for industrial applications.

As a division of BP p.l.c.’s chemicals business, an election was made for financial and tax reporting purposes to account for our inventories on a LIFO basis. However, for management and internal reporting purposes, we accounted for and managed our inventories on a FIFO basis. As such, we included a LIFO adjustment as one of the reconciling items rather than allocate it across reporting segments. Since December 1, 2004, we have accounted for our inventories for financial and tax reporting purposes on a FIFO basis, except for Brazil, which uses the average cost method.

At the closing of the acquisition from BP, an investor group including investment entities affiliated with The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., which we refer to collectively as the “sponsors,” BNP Paribas Private Capital Group, through Paribas North America, Inc., and certain members of our senior management purchased for cash $70.0 million of the common stock of Propex Holdings Inc., our parent corporation. These equity cash proceeds along with our parent’s $25.0 million junior notes payable to BP were contributed to us and used to fund a portion of the purchase price for the acquisition. The balance of the purchase price was paid from our issuance of the $150 million 10% senior notes due 2012 and borrowings under a credit facility consisting of $110.0 million senior term loan and a revolving line of credit of $65.0 million. The credit facility and the 10% senior notes are discussed under “Senior Secured Credit Facility” and “10% Senior Notes due 2012” below.

Acquisition of SI

As a result of the January 31, 2006 SI acquisition discussed under “Item 1. Business – SI Acquisition,” we significantly increased our size; therefore most of the fluctuations in our operating results in 2006 as compared to 2005 are due to the SI acquisition. The historical results section below presents a discussion of our consolidated operating results using our historical results prepared in accordance with U.S. GAAP for the years ended December 31, 2006 and 2005, including SI’s results of operations since January 31, 2006.

Results of Operations

The results of operations information presented below as of and for the years ended December 31, 2006 and 2005 and for the month ended December 31, 2004 is derived from our audited consolidated financial statements (referred to as “Successor” below). The selected historical combined financial information presented below as of and for the eleven months ended November 30, 2004 is derived from the audited combined financial statements of our Predecessor (see Note 1 to the consolidated financial statements included elsewhere in this report). Because we are a wholly-owned subsidiary of Propex Holdings Inc. and our stock is not publicly traded, earnings/loss per common share data has been excluded from the following table presenting the results of operations.

	Successor		Combined	Successor	Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Twelve Months Ended December 31, 2004	One Month ended December 31, 2004	Eleven months ended November 30, 2004
	(dollars in millions)
Net revenue [1]:
North America
Furnishings	$320.4	$394.1	$354.7	$27.1	$327.6
Geosynthetics	139.7	75.3	71.1	4.2	66.9
Concrete Fiber	63.4	—	—	—	—
Industrial products	81.4	51.6	51.8	3.6	48.2
Europe	99.9	93.8	93.0	5.7	87.3
Brazil	38.0	40.7	39.0	2.8	36.2

Total net revenue	742.8	655.5	609.6	43.4	566.2
Cost of sales	616.2	547.7	540.9	45.0	495.9

Gross profit (loss)	126.6	107.8	68.7	(1.6)	70.3
Selling, general and administrative	103.1	60.2	47.4	3.5	43.9
In-process research and development	3.7	—	—	—	—
Restructuring and other similar costs (credits)	13.5	1.3	0.6	(0.5)	1.1
Impairment of long-lived assets	9.8	5.9	2.2	—	2.2
Pension curtailment gain	(1.0)	(6.0)	—	—	—
Other (income) / expense	0.3	0.3	2.8	0.4	2.4

Income (loss) before interest and taxes:
North America
Furnishings	15.9	42.3	29.0	(2.9)	31.9
Geosynthetics	(5.2)	3.3	(8.1)	(0.5)	(7.6)
Concrete Fiber	(8.5)	—	—	—	—
Industrial products	(7.6)	(2.5)	(0.6)	(0.7)	0.1
Europe	1.5	0.6	(1.0)	(0.6)	(0.4)
Brazil	1.1	2.4	6.4	(0.3)	6.7
Reconciling items:
LIFO adjustment	—	—	(5.9)	—	(5.9)
Gain on sale of Roanoke plant	(44.5)	—	—	—	—
Parent company overhead allocations	—	—	(4.1)	—	(4.1)

Total income (loss) before interest and taxes	41.7	46.1	15.7	(5.0)	20.7
Interest expense, net	38.2	21.9	7.4	1.8	5.6

Income (loss) before income taxes	3.5	24.2	8.3	(6.8)	15.1
Income taxes (benefit)	1.7	10.2	3.2	(2.1)	5.3

Net income (loss)	$1.8	$14.0	$5.1	$(4.7)	$9.8

	Successor		Combined	Successor	Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Twelve Months Ended December 31, 2004	One Month ended December 31, 2004	Eleven months ended November 30, 2004
Other data (unaudited):
Worldwide sales volumes (million square yards for fabric sales)	2,174	2,546	2,752	186	2,566
Worldwide sales volumes (million pounds or fiber sales)	86.9	N/A	N/A	N/A	N/A
Depreciation and amortization	30.2	19.8	23.8	1.5	22.3
Capital expenditures	$12.0	$7.5	$5.5	$0.2	$5.3

(1)	Net revenue represents gross sales less product returns, customer allowances and discounts, all generated in the ordinary course of business.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net revenue

Total net revenue increased $87.3 million or 13.3% to $742.8 million in the year ended December 31, 2006 from $655.5 million in the year ended December 31, 2005. The increase in net revenue is primarily due to an increase in North America geosynthetics net revenue of $64.4 million and an increase of $63.4 million in revenues of the concrete fiber segment, which was a market in which we did not participate in the prior year. North America industrial segment net revenue increased $29.8 million from 2005 to 2006 and net revenue for Europe increased $6.1 million compared to the prior year. These increases were partially offset by a decrease in North America furnishings segment net revenue of $73.7 million and a decrease in Brazil net revenue of $2.7 million compared to the prior year. The following table provides an analysis by segment of the primary causes of revenue change between price, volume and foreign exchange effects:

	Net Revenue % Change 2006	% Change Prices 2006	% Change Volumes 2006	% Change Local Currency vs the USD 2006
	% Increase (Decrease)
North America Furnishings	(18.7%)	8.9%	(27.6%)	N/A
North America Geosynthetics	85.5%	(4.3%)	89.9%	N/A
North America Concrete [1]	N/A	N/A	N/A	N/A
North America Industrial	57.8%	12.9%	(48.8%)	N/A
Europe	6.5%	6.7%	(0.3%)	1.3%
Brazil	(6.6%)	3.3%	(9.8%)	10.0%

(1) – As	this segment relates entirely to the business acquired from SI, there is no comparable revenue amount for the year ended December 31, 2005.

North America furnishings net revenue decreased 18.7% to $320.4 million from $394.1 million for the year ended December 31, 2006 compared to the prior year. The net revenue decrease for year was primarily due to volume decreases in carpet backing resulting from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., two of our largest customers during 2005. These backward integration moves by our two largest customers, reduce the potential merchant market demand for our furnishings products. Partially offsetting these effects was the successful pass-through of higher raw material costs and the inclusion of SI’s furniture and bedding and carpet backing revenues for the post January 31st period.

For the year ended December 31, 2006 compared to the year ended December 31, 2005, North America geosynthetics net revenue increased $64.4 million, or 85.5%, to $139.7 million from $75.3 million. The net revenue increase for the year was primarily due to the inclusion of SI’s geosynthetics revenues for the post January 31st period. Partially offsetting these effects was a volume decrease in our existing geotextile products due to two large customers being acquired and subsequently realigning their suppliers.

For the year ended December 31, 2006, North America concrete fiber net revenue was $63.4 million. As this segment relates entirely to the business acquired from SI, there is no comparable revenue amount for the year ended December 31, 2005.

For the year ended December 31, 2006, North America industrial products net revenue increased $29.8 million, or 57.8%, to $81.4 million from $51.6 million in the prior year. The net revenue increase for the year was primarily due to the inclusion of SI’s industrial products revenue for the post January 31st period and the partial pass-through of higher raw material costs. Partially offsetting these effects was a volume decrease in certain packaging products, especially our cotton bale products due to transition issues associated with changing our channels to market.

For the year ended December 31, 2006, Europe net revenue increased $6.1 million, or 6.5% to $99.9 million from $93.8 million in the prior year. The increase in net revenue for the year reflects favorable product mix changes, the beginnings of improvement in the European economy with somewhat improved consumer spending, and the partial pass-through of higher raw material costs.

Brazil net revenue decreased $2.7 million for the year ended December 31, 2006, or 6.6%, to $38.0 million from $40.7 million in the prior year. Brazil experienced weak economic activity in all sectors during 2006. The net revenue decrease for the year was due primarily to the negative impact of Brazil’s recent tight monetary policy on general commercial activity and specifically the agricultural sector into which many of our products are sold, as well as capacity additions by our competitors. The agriculture sector in Brazil suffered a drought in 2006, which negatively affected the production of grains, of which Brazil is a strong exporter, and the agribusiness profitability in that country. The percent of price change, when translated to U.S. dollars, indicates an increase for 2006. In local currency, prices were reduced in 2006 in an attempt to offset weak demand and strong competition primarily in the agribusiness sector.

Cost of sales and gross profit

Cost of sales for year ended December 31, 2006, compared to the prior year increased 12.5% to $616.2 million from $547.7 million. The increase in cost of sales primarily reflects the inclusion of SI results for the post January 31st period and the effects of the $7.7 million inventory fair value adjustment related to the SI acquisition purchase accounting during the first quarter of 2006, which was recognized in cost of sales. As a percentage of net revenue, cost of sales decreased slightly to 83.0% in the year ended December 31, 2006 from 83.6% in the prior year, primarily due to higher margins across most U.S. products and European restructuring-related cost reductions partially offset by the inventory fair value adjustment amortization in the first quarter of 2006.

For the year ended December 31, 2006, gross profit increased $18.8 million or 17.4% to $126.6 million from $107.8 million in the prior year. Higher margins for the year ended December 31, 2006 are the result of improved average selling prices, which increased at a rate greater than that of raw material cost increases and a more favorable product mix due to the acquisition of SI and decreased North America furnishings net revenues resulting from the backward integration effects of Shaw Industries and Mohawk Industries, Inc., two of our largest customers.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2006, increased $42.9 million or 71.3% to $103.1 million from $60.2 million in the prior year. The increase in selling, general and administrative expenses reflects the inclusion of SI’s overhead costs for the post acquisition period. As a percentage of net revenue, selling, general and administrative expenses for the year ended December 31, 2006 increased to 13.9% from 9.2% in the 2005 as a result of the partial year duplicative expenses and the inclusion of the concrete segment which has higher selling expenses associated with the product line. These higher selling expenses are in support of the sales resources related to the higher margin concrete segment products. We expect our overall selling, general, and administrative expenses to decrease as a percentage of sales with the elimination of redundant selling, general and administrative costs, which was largely completed during 2006.

In-process research and development

For the year ended December 31, 2006, as part of the SI acquisition, there was an in-process research and development charge of $3.7 million during the first quarter. There was no comparable amount for the prior year.

Pension curtailment gain and settlement loss

For the year ended December 31, 2006, related to the pension plans, we recorded a net expense of $0.8 million for pension plans and a curtailment gain of $1.8 million for the post-retirement benefits plan, resulting in a net gain of $1.0 million. The pension plan net expense consists of a gain on curtailment, offset by settlements and special termination benefits related to lump-sum distributions to former employees from the hourly and salaried U.S. pension plans. The pension plans experienced a significant number of lump-sum distributions during the third quarter of 2006 related to employees terminated as a result of restructuring, resulting in a partial plan termination.

For the year ended December 31, 2005, we recorded a $6.0 million curtailment gain for the reduction in the projected benefit obligation related to the U.S. pension plan for salary employees.

Restructuring and other similar costs

For the year ended December 31, 2006, restructuring and other similar costs were $13.5 million related primarily to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI acquisition. For the year ended December 31, 2005, restructuring and other similar costs were $1.3 million related primarily to severance and other termination benefits to eliminate excess capacity in our German operations.

Impairment of long-lived assets

For the year ended December 31, 2006, impairment of long-lived assets was $9.8 million, of which $5.7 million related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant, and $4.1 million related to impairment of land, land improvements and building. The fair value of the Seneca, South Carolina facility was determined using an independent appraisal to indicate the current market value. The amount of the equipment impairment was determined based on the remaining value of the assets in light of the decision to dispose of such assets as compared to the carrying value at the decision to close the Seneca facility. As of December 31, 2006, the Seneca, South Carolina facility was being actively marketed and is classified as held for sale. The Seneca assets are included in North American assets for segment reporting. For the year ended December 31, 2005, impairment of long-lived assets was $5.9 million related to our decision to close the Austell, Georgia headquarters and idle research and development-scale manufacturing equipment.

Gain from sale of Roanoke plant

For the year ended December 31, 2006, we recorded a $44.5 million gain related to the sale of our Roanoke, Alabama carpet backing plant to a Mohawk Industries, Inc. affiliate in April 2006. This gain results from the excess of the $73.0 million sale proceeds, which include price adjustments of $2.5 million, over the net book value of $28.5 million. There were no such asset sales in the prior year.

Income (loss) before interest and income taxes

For the year ended December 31, 2006, income before interest and taxes decreased $4.4 million, or 9.5%, to $41.7 million from $46.1 million in the prior year. This decrease primarily reflects lower revenues due to the backward integration of our two largest customers within the furnishings segment, higher selling, general and administrative expense resulting from partial year duplicative expenses related to the SI acquisition, and several acquisition and restructuring related charges. The acquisition and restructuring related charges include $7.7 million amortization of the inventory fair value adjustment related to purchase accounting recognized in cost of sales, $3.7 million of in-process research and development charges, the Seneca, South Carolina facility $9.8 million non-cash impairment charge related to equipment, land, land improvements and building, $13.5 million of other restructuring related charges, and approximately $6.4 million of SI integration costs classified in selling, general and administrative, all of which were more than offset by the $44.5 million gain on the sale of the Roanoke facility.

Income before interest and income taxes by segment includes segment income for the year ended December 31, 2006 of $15.9 million, $1.5 million and $1.1 million for the furnishings, Europe and Brazil segments, respectively. Geosynthetics, concrete fiber and industrial product segments incurred segment losses of $5.2 million, $8.5 million and $7.6 million, respectively. The segment results were impacted by $13.5 million in restructuring charges and a net curtailment gain of $1.0 million related primarily to curtailment of the post-retirement benefits plan and the pension plan, partially offset by lump sum distributions from the pension plans. For the year ended December 31, 2006, total acquisition and restructuring charges of $41.1 million, recorded in cost of sales and as operating expense, negatively impacted earnings. The gain of $44.5 on the sale of the Roanoke facility was not allocated to segments.

Segment income for North America furnishings for the year ended December 31, 2006, decreased $26.4 million, or 62.4%, to $15.9 million from $42.3 million for the year ended December 31, 2005. Segment income decreased during the current year compared to 2005 due to lower volumes resulting from the North America carpet industry restructuring, and lower overall demand in line with a deteriorating economic climate. In addition, 2006 was impacted by $16.4 million in allocations of the above-mentioned acquisition, integration, and restructuring charges as well as significant allocated overhead costs prior to eliminating redundant selling, general and administrative costs.

For the year ended December 31, 2006, the North America geosynthetics segment incurred segment loss of $5.2 million compared to segment income of $3.3 million for the year ended December 31, 2005, a decrease of $8.5 million. This decrease was due to a general weakness in demand, volume losses at certain customers who changed suppliers and significant allocated overhead costs prior to eliminating redundant selling, general and administrative overhead, partially offset by the inclusion of SI activity in 2006. For the year ended December 31, 2006 segment was also impacted by $12.9 million of allocations of the above-mentioned acquisition, integration, and restructuring charges.

North America concrete fiber incurred a segment loss of $8.5 million for the year ended December 31, 2006. This segment was acquired as part of the SI acquisition, and there is no comparable amount for the prior year. The current year was impacted by an

$8.7 million allocation of the above-mentioned acquisition integration and restructuring charges. In addition, this segment bears significant allocated overhead costs prior to eliminating redundant selling, general and administrative costs.

For the year ended December 31, 2006, North America industrial products segment loss increased $5.1 million to a loss of $7.6 million from a loss of $2.5 million in for the year ended December 31, 2006. The segment loss increased for the current year due to decreases in certain packaging volumes and significant allocated overhead costs prior to eliminating redundant selling, general and administrative overhead, partially offset by the inclusion of SI activity in 2006. In addition, 2006 was impacted by $3.1 million in allocation of the above-mentioned acquisition, integration, and restructuring charges.

For the year ended December 31, 2006, Europe segment income increased $0.9 million to $1.5 million from segment income of $0.6 million in the prior year. During 2005, Propex Fabrics GmbH, our German subsidiary, recorded severance and other termination benefits of $1.3 million. The segment income for the year ended December 31, 2006 increased as there were no comparable severance and other termination benefits in 2006 and there was a reduction in manufacturing costs in 2006 associated with the elimination of the weekend shift at our Gronau, Germany facility during the fourth quarter of 2005, partially offset by lower overall spreads.

For the year ended December 31, 2006, Brazil segment income decreased $1.3 million to segment income of $1.1 million from segment income of $2.4 million in the prior year. The segment income decreased for the year because of sales volume declines due to Brazil’s overall tight monetary policy on general commercial activity, including specifically the agricultural sector as well as capacity additions by our competitors. The agriculture sector in Brazil suffered a drought in 2006, which negatively affected the production of grains, of which Brazil is a strong exporter, and the agribusiness profitability in that country. In addition, local currency prices were reduced in 2006 in an attempt to offset weak demand and strong competition primarily in the agribusiness sector.

Interest expense, net

For the year ended December 31, 2006, net interest expense increased to $38.2 million from $21.9 million in the prior year. Net interest expense increased for the year due primarily to the additional debt resulting from the SI acquisition.

Income tax provision

For the year ended December 31, 2006, the provision for income taxes decreased to $1.7 million from $10.2 million in the prior year. The decrease in taxes related primarily to operating losses during the year related to acquisition, integration, and restructuring charges, offset by the gain on the sale of the Roanoke facility during the second quarter of 2006. The effective tax rate was 48.6% for the year ended December 31, 2006 compared to 42.1% for the year ended December 31 2005.

Year Ended December 31, 2005 Compared to the Combined Predecessor Eleven-Month Period Ended November 30, 2004 and the Successor One-Month Period Ended December 31, 2004

Net revenue

Total net revenue increased $45.9 million or 7.5% to $655.5 million in the year ended December 31, 2005 from $609.6 million in the year ended December 31, 2004. This revenue increase is primarily due to an increase in North America furnishings net revenue of $39.4 million, along with net revenue increases of $4.2 million in geosynthetics, $0.8 million in Europe and $1.7 million in Brazil, partially offset by a decrease in North America industrial products net revenue of $0.2 million.

North America furnishings net revenue increased 11.1% to $394.1 million in the year ended December 31, 2005 from $354.7 million in the year ended December 31, 2004. Net revenues increased due to higher unit selling prices in the segment, as we increased pricing in both the carpet backing and the furniture and bedding product lines to pass along higher raw material costs. Furnishings volume was negatively impacted by the February 2005 purchase of Wayn-Tex, a producer of primary carpet backing fabrics, by Mohawk Industries, one of our largest customers. The Wayn-Tex acquisition gives Mohawk substantial in-house primary carpet backing manufacturing capacity. A portion of the lost Mohawk volume was offset by volume gains to other customers previously supplied by Wayn-Tex. In August 2005, Shaw announced the acquisition of SI Corporation’s woven carpet backing operation at the Chickamauga, Georgia facility; this transaction closed in October 2005. While this Shaw/SI transaction is expected to negatively impact future earnings, it favorably impacted our 2005 earnings. In the August and October time period, many former SI customers switched to us before the transaction closed in October, and in the October to December time period, notwithstanding the acquisition of SI Corporation’s carpet backing operations, Shaw continued to purchase significant volumes from us for these months. Overall U.S. carpet industry volumes were relatively flat for the year ended 2005 versus the year ended 2004 according to Carpet and Rug Institute data.

Geosynthetics net revenue increased 5.9% to $75.3 million in the year ended December 31, 2005 from $71.1 million in the year ended December 31, 2004. Net revenue increased due to higher unit selling prices for all of our geosynthetic products, as we increased prices to cover higher raw material costs.

North America industrial products net revenue was flat with net revenues of $51.6 million in the year ended December 31, 2005 compared to $51.8 million in the year ended December 31, 2004.

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

Brazil net revenue increased 4.3% to $40.7 million in the year ended December 31, 2005 from $39.0 million in the year ended December 31, 2004. The net revenue increase in U.S. dollar terms is primarily due to foreign exchange rate effects where the Brazilian real appreciated 17.5 percent versus the U.S. dollar. Partially offsetting this positive foreign exchange rate effect on net revenue, volume decreased from the prior year. This volume decrease resulted from low commercial activity and a temporary downturn in the agricultural sector in Brazil, which were both due to Brazil’s tight monetary policy.

Cost of sales

Cost of sales increased 1.3% to $547.7 million in the year ended December 31, 2005 from $540.9 million in the year ended December 31, 2004. The increase in cost of sales primarily reflects the significant increase in the cost of polypropylene, lower amortization of purchase accounting-related inventory fair value adjustments ($4.2 million in 2005 versus $9.5 million in 2004), the absence of a LIFO adjustment expense ($5.9 million in 2004), and lower depreciation and amortization ($19.8 million in 2005 versus $23.8 million in 2004). These factors partially offset the higher raw material costs. As a percentage of net revenue, cost of sales decreased to 83.6% in the year ended December 31, 2005 from 88.7% in the year ended December 31, 2004, primarily due to higher margins and decreases in non-raw material manufacturing costs.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 27.0% to $60.2 million in the year ended December 31, 2005 from $47.4 million in the year ended December 31, 2004. As a percentage of net revenue, selling, general and administrative expenses increased to 9.2% in the year ended December 31, 2005 from 7.8% in the year ended December 31, 2004. North American administrative costs increased in the year ended December 31, 2005 due to the amortization of intangible assets established under purchase accounting in connection with the acquisition from BP, the inclusion of certain stand-alone costs such as insurance premiums and certain costs such as acquisition accounting costs and $1.1 million in severance expense related to the departure of our former Chief Executive Officer. In the Predecessor eleven months ended November 30, 2004, BP corporate cost allocations were not included in segment income, but were included in selling, general, and administrative expenses on the income statement. Also included within selling, general and administrative expenses is our research and development expense, which totaled $7.0 million in the year ended December 31, 2005 and $8.0 million in the year ended December 31, 2004.

Restructuring and similar costs

Restructuring and other similar costs totaled $1.3 million in the year ended December 31, 2005 and $0.6 million in the year ended December 31, 2004. These costs resulted from our restructuring efforts in Europe.

In 2004, the Predecessor engaged in restructuring activity in Europe to respond to declining European product demand and continued weakness in the European economy. The Predecessor recognized expense of $1.1 million in the eleven months ended November 2004 with the Successor recapturing $0.5 million of that expense in December 2004.

On June 20, 2005, a fully executed Separation Agreement and Mutual General Release of Claims, dated as of June 1, 2005 among the Company, Propex Holdings Inc., our parent company, our initial former President and Chief Executive Officer, was delivered to us. The Agreement provides for severance and a partial year 2005 bonus of $1.1 million, both of which were paid in 2005 and included in selling, general and administrative expenses for the year.

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

In February 2006, our German subsidiary completed the transition to a five-day week production schedule. In changing to a five days per week schedule, the workforce has been reduced by approximately 60 employees, or approximately 10% of our total workforce in Gronau, Germany.

Restructuring and other similar costs totaled $1.3 million in the year ended December 31, 2005 from $0.6 million in the year ended December 31, 2004, which resulted from our restructuring efforts in Europe.

See our further discussion of restructuring activity in Note 10 to the consolidated financial statements.

Impairment of long-lived assets

At December 31, 2005, management’s decision to relocate the Austell, Georgia headquarters and research and development-scale manufacturing equipment triggered an impairment analysis of these assets and resulted in a $5.9 million impairment charge related to the facility and certain research and development-scale manufacturing equipment, which would be disposed of rather than relocated. The Austell, Georgia facility was too large for our business needs. Management decided it would be more economical to lease smaller office facilities and to relocate the research and development-scale manufacturing equipment to our plant locations. The $5.9 million impairment charge is comprised of $0.9 million charge related to the Austell real property and a $5.0 million charge related to personal property. Approximately $4.5 million of this impairment was allocated to the North American furnishings segment, and $1.4 million was allocated to the North American industrial products segment. The real property has been impaired to reflect management’s current best estimate of the net realizable value from the sale of the property. The personal property impairment primarily reflects the decision to dispose of rather than relocate a significant portion of the research and development scale manufacturing assets because of the high costs associated with relocating assets.

Pension curtailment gain

As part of restructuring our U.S. retirement plans, we curtailed our U.S. Cash Value Retirement Plan for U.S. salaried employees in August 2005 and recognized a net curtailment gain of $6.0 million in the year ended December 31, 2005; there was no comparable gain/loss during 2004.

Other income/expense

Other income, net of expense was $0.3 million in expense for the year ended December 31, 2005 compared to $2.8 million in expense in 2004. This change primarily reflects fluctuations in foreign exchange gains/losses.

Income before interest and taxes

Income before interest and taxes increased to $46.1 million in the year ended December 31, 2005 from $15.7 million in the year ended December 31, 2004. This increase is primarily due to segment income increases of $13.3 million in North America furnishings, $11.4 million in geosynthetics and $1.6 million in Europe. The segment incomes were partially offset by a $4.0 million segment income decrease in Brazil and additional segment loss by North America industrial products of $1.9 million over the prior year segment loss.

North America furnishings segment income increased 45.9% to $42.3 million in the year ended December 31, 2005 from $29.0 million in the year ended December 31, 2004. The increase in segment income was primarily due to higher revenue less raw material cost per square yard, also known as “unit net spreads”. We continued to achieve reductions in fixed manufacturing costs during 2005, resulting from our continuous improvement processes. Conversion cost per unit, which is the direct labor and overhead cost per unit, continued to decrease in 2005. In addition, depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition from BP. Also, the 2005 segment income includes a portion of the U.S. pension curtailment gain. Partially offsetting these positive effects, we experienced lower volumes in both our carpet backing and furniture and bedding product lines. In addition, we experienced a year-over-year increase in certain stand-alone administrative costs during 2005. During 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

Geosynthetics segment income increased to $3.3 million of income in the year ended December 31, 2005 from an $8.1 million loss in the twelve months ended December 31, 2004. The increase in the segment income was due, in part, to higher unit net spreads, reflecting our successful efforts to increase product pricing in advance of resin cost increases. In addition, non-raw material manufacturing costs decreased due to cost reduction and efficiency improvement activities and the absence of a significant one-time repair expenditure, which occurred in 2004. Depreciation decreased across all the facilities as a result of the purchase accounting valuation of plant, property and equipment and intangible assets in connection with the December 1, 2004 acquisition from BP. Finally, the non-recurring gain resulting from curtailing the U.S. salaried employee pension plan contributed to the increase in segment income. In addition, in 2005 we experienced an increase in certain stand-alone administrative costs, whereas in 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

North America industrial products segment income decreased $1.9 million to a segment loss of $2.5 million for the year ended December 31, 2005 from a segment loss of $0.6 million for the prior year. In 2005 we experienced lower volumes in our geotextiles, packaging, and protective covering product lines. In addition, in 2005 we experienced an increase in certain stand-alone administrative costs, whereas in 2004, BP corporate cost allocations, which covered similar stand-alone administrative costs, were treated as a reconciling item and therefore excluded from all segment income calculations.

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

Brazil segment income decreased to $2.4 million in the year ended December 31, 2005 from $6.4 million in the year ended December 31, 2004 reflecting lower volume due to the slowdown in the Brazilian economy in general and in the agricultural sector specifically.

In 2004, there were two reconciling items, which are excluded from the segments’ income before interest and taxes. The LIFO inventory adjustment amounted to $5.9 million in expense for 2004. The parent company overhead expense allocations to the Predecessor amounted to $4.1 million in expense for 2004. These allocations related to the Predecessor parent’s management overhead costs, primarily in Chicago and London. In 2005, there are no reconciling items.

Interest expense, net

Interest expense, net increased to $21.9 million in the year ended December 31, 2005 from $7.4 million in the year ended December 31, 2004. Prior to December 1, 2004, interest expense was principally related to the affiliate debt payable to BP, which was repaid prior to the December 1, 2004 acquisition from BP. Beginning December 1, 2004, interest expense was principally related to the senior credit facility and the 10% Senior Notes due 2012. On January 31, 2006, we entered into a new senior credit facility to refinance the prior senior credit facility and raise additional monies to fund the SI acquisition. Net interest expense increased for the year due primarily to the additional debt incurred to fund the majority of the SI acquisition.

Income taxes

The provision for income taxes increased to $10.2 million in the year ended December 31, 2005 from $3.2 million in the year ended December 31, 2004 primarily due to higher operating income. The effective tax rate was 42.1% and 38.6% for the year ended December 31, 2005 and the twelve months ended December 31, 2004, respectively.

Liquidity and Capital Resources

The information discussed below is presented based on our historical results, which include the results of SI for the period following the January 31, 2006 SI acquisition.

Our primary cash needs are for working capital, capital expenditures, tax payments, debt payments or debt retirement. Our forecasted capital spending for 2007 is approximately $12.9 million, compared to capital spending of $12.0 million and $7.9 million for the years 2006 and 2005, respectively. We believe that our current working capital, cash flows generated from future operations and available capacity under our revolving credit facility, as could become necessary in the future, will be sufficient to meet our working capital and capital spending requirements through December 2007. We may use excess cash balances to repay or retire debt. We finance these cash requirements through cash generated from operations and as could become necessary in the future, with funds from our revolving credit facility. As of December 31, 2006, in consideration of our borrowing base calculation and outstanding letters of credit, we had $18.3 million of available borrowings under our $50 million revolving credit line.

Net working capital is comprised of current assets, minus restricted cash and current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $225.3 million at December 31, 2006 compared to net working capital of $217.7 million at December 31, 2005. The change in working capital in 2006 is primarily attributable to changes in three accounts: inventory, assets held for sale and accounts payable. Inventory increased $7.9 million due to higher finished goods inventory value because of larger inventory quantities after the SI acquisition and higher raw material costs. Assets held for sale as of December 31, 2006 decreased to $12.6 million from $26.7 million in the prior year due to the sale of the Roanoke facility in 2006. The decrease was partially offset by the classification as held for sale of the Dalton distribution center and the Seneca, South Carolina manufacturing facility. Also a primary reason for the change in working capital is the decrease in accounts payable from December 31, 2005 to December 31, 2006 of $17.3 million primarily due to lower resin purchases at the end of the year.

On August 31, 2006 Propex Holdings Inc., our sole shareholder, offered to repurchase from former employees, 13,100 shares of common stock of Propex Holdings Inc. at a price of $108 per share. The offer to repurchase expired on September 29, 2006. As of September 29, 2006, offers were accepted for the repurchase of 12,800 shares. During October 2006, we paid a dividend to Propex Holdings Inc. in the amount of $0.9 million for the repurchase of the stock.

At December 31, 2006 net working capital includes $56.9 million of cash and cash equivalents. Working capital does not include the restricted cash that is held by two of our foreign subsidiaries.

We generated cash from operations of $38.3 million in the year ended December 31, 2006 compared to $48.3 million in the year ended December 31, 2005. The decrease in cash from operations is primarily due to the decrease in profitability for the year ended December 31, 2006 compared to the year ended December 31, 2005 and decreases in accounts payable and accrued and other liabilities, which were partially offset by cash flows provided by the decrease in accounts receivable and inventories.

We used cash from investing activities of $168.6 million in the year ended December 31, 2006 compared to $7.9 million in the year ended December 31, 2005. The 2006 investing activities were primarily related to the acquisition of SI in January 2006, partially offset by the receipt of cash from the sale of our Roanoke facility. Capital expenditures increased to $12.0 million in the year ended December 31, 2006 from $7.9 million in the year ended December 31, 2005.

We received cash from financing activities of $128.7 million for the year ended December 31, 2006 compared to cash used of $6.0 million in the year ended December 31, 2005. The 2006 financing activities were primarily related to the proceeds from issuance of debt related to the SI acquisition. During 2006, $310.0 million of the cash proceeds from financing activities related to issuance of the Senior Secured Credit Facility, were used as follows: $198.7 million in partial payment toward the SI acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the prior credit facility and $5.1 million in related transaction costs and $1.0 million in SI acquisition related costs. The proceeds were offset by payments on long-term debt of $175.3 million during 2006 as follows: $50.0 million repayment of bridge loan and $11.5 million repayment of debt under the $260 million term loan from proceeds from the sale of the Roanoke facility, scheduled principal payments of debt, which total approximately $9.3 million for 2006 and a $104.5 repayment of debt under the prior credit facility.

10% Senior Notes due 2012

On December 1, 2004, we issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, our subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. We used the proceeds from the issuance of the 10% Senior Notes to finance a portion of our acquisition from BP p.l.c.

Senior Secured Credit Facility

On January 31, 2006, we entered into a new Credit Agreement to refinance our prior credit facility and to raise additional funds for the SI acquisition. The new Credit Agreement, which matures on July 31, 2012, provides for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50.0 million revolving credit facility and a $50.0 million bridge loan facility. The availability under the agreement is subject to a monthly borrowing base calculation based upon inventories and accounts receivable. Similar to the prior credit facility, the new credit facility is guaranteed by Propex Holdings Inc., our parent corporation, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66.0% of the capital stock of our foreign subsidiaries.

As of December 31, 2006, at management’s discretion, the loan bears interest at either, LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, as defined in the credit agreement, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates.

On January 26, 2007, we entered into the Second Amendment to Credit Agreement and Limited Waiver with the lenders, BNP Paribas, as Administrative Agent, and the Company’s parent corporation and certain of its subsidiaries, as Credit Support Parties. The Company had determined that it was likely that, for the quarter ended December 31, 2006, the Company was not in compliance with one or more of the financial covenants contained in the Credit Agreement. The Second Amendment waived our compliance with the financial covenants contained in the Credit Agreement for the fourth quarter of 2006, adjusted the financial covenants for the following five quarters ending March 31, 2008, increased the interest rate by 0.75% to LIBOR plus 3% or a base rate plus 2%, and required us to prepay $20 million of debt outstanding under the credit facility from cash on hand. While we believe that we will comply with our adjusted financial covenants throughout 2007, we can make no such guarantee. Failure to comply with covenants contained in the Company’s Credit Agreement in future periods, if not waived or amended, would result in a default under the agreement. Under an event of default, the lender may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations immediately due and payable, or (c) terminate future advances. Any default under the Company’s Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

The $50.0 million revolving line of credit accrues interest and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings, less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit. As of December 31, 2006, there were no amounts drawn on the revolver and there were $7.4 million of letters of credit outstanding. The amounts available under our revolving credit facility are subject to a monthly borrowing base calculation, which is based on a portion of outstanding inventory and accounts receivable. As of December 31, 2006, in consideration of our borrowing base calculation and outstanding letters of credit, we had $18.3 million of available borrowings under our $50 million revolving credit line.

In April 2006, as required by the terms of the new credit facility, we used the estimated after-tax proceeds from the sale of our Roanoke, Alabama plant to repay the entire $50.0 million bridge loan and to repay $11.5 million of the $260.0 million term loan.

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006 and the $44.6 interest rate swap principal as of December 31, 2006, $194.6 million of our total $389.2 million indebtedness, or 50%, is subject to a variable interest rate. For the year ended December 30, 2006, interest expense of approximately $0.3 million is included in interest expense related to the interest rate swap. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

Prior Credit Facility

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

Contractual Obligations

The following is a summary of our contractual cash obligations as of December 31, 2006:

	Total [3]	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Senior secured term loan	$239.2	$31.4	$11.4	$11.4	$11.4	$11.4	$162.2
10% Senior Notes due 2012	150.0	—	—	—	—	—	150.0
Interest expense [1]	177.1	31.8	30.9	29.9	29.0	28.1	27.4
Operating leases	8.6	3.8	2.5	1.4	0.6	0.2	0.1
Pension and postretirement obligations [2]	6.1	6.1	N/A	N/A	N/A	N/A	N/A
Accrued restructuring	2.1	1.2	0.5	0.2	0.2	—	—
Cash deferred tax liabilities [4]	—	—	—	—	N/A	N/A	N/A
Employment contracts [5]	0.5	0.1	0.1	—	0.1	—	0.2

Total contractual cash obligations	$583.6	$74.4	$45.4	$42.9	$41.3	$39.7	$339.9

(1)	Interest is calculated on the remaining outstanding debt at the current interest rate at December 31. 2006.

(2)	It is not possible to forecast our pension and postretirement benefit funding requirements past 2007 due to inherent uncertainty.

(3)	Table does not include certain amounts in non-current liabilities for which we are indemnified. The related indemnification is classified as a non-current asset on the financial statements.

(4)	We do not expect cash tax liabilities within at least the next 3 years due to the total of net operating losses outstanding. Beyond three years we are unable to estimate potential cash tax liabilities.

(5)	Represents amounts due for employment contracts not related to restructuring, presented separately.

N/A: Not available.

At December 31, 2006, we did not have minimum purchase commitment contracts for polypropylene. We procure polypropylene on a “spot basis” at the current market price. In Europe and Brazil, we source our polypropylene from a limited number of suppliers with which we have or are negotiating annual formal or informal supply agreements. The agreements are pricing and rebate contracts that do not require minimum purchase commitments except in order to receive discounted pricing.

Critical Accounting Estimates

In preparing our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of intangibles, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described below are the most important to the fair presentation of our financial condition and results of operations because they require management’s more significant judgments and estimates in the preparation of our consolidated financial statements.

Business combinations

The acquisition from BP was accounted for using the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards, “Business Combinations” (“SFAS No. 141”). Accordingly, our consolidated statement of operations includes our results beginning on December 1, 2004, the date of acquisition. The aggregate purchase price of the acquisition from BP was $349.3 million, including $340.0 million paid to the sellers and $9.3 million in transaction costs. This purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date. Independent appraisals assisted in determining these fair values. We finalized this allocation in 2005, and this report reflects this final allocation.

On January 31, 2006, we acquired all the outstanding capital stock of SI Concrete Systems Corporation, a Delaware corporation and SI Geosolutions Corporation, a Delaware corporation for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs. The initial purchase price allocation for this SI acquisition was made during the first quarter of 2006 and was adjusted during the year as necessary. Independent appraisals were obtained to assist in determining the fair values of the assets acquired and liabilities assumed. We have finalized this allocation during the fourth quarter of 2006, and this report reflects this final allocation.

Inventory valuation

Inventories are valued at the lower of cost or market. Beginning December 1, 2004, all work in process and finished goods are valued using the first in, first out (FIFO) method both domestically and internationally, except for Brazil (representing $6.9 million, in inventory, or 6.7%, at December 31, 2006), which uses the average cost method. All raw materials, storehouse stock, process material, and packaging inventories are carried at actual cost.

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

Allowance for doubtful accounts

Management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual losses for uncollectible accounts have generally been consistent with management’s estimates. However, deteriorating financial conditions of key customers or a significant slowing of the economy could have a material negative impact on our ability to collect on accounts, in which case additional allowances may be required. Our allowance for doubtful accounts and allowance for discounts and returns combined increased to $6.6 million at December 31, 2006 from $3.2 million at December 31, 2005 due primarily to the addition of the SI accounts receivable and their estimates of uncollectibility.

Health self-insurance reserve

We are self-insured for health and prescription claims under a Group Health Insurance Plan that covers our U.S-based employees. This plan covers approximately 64% of our employees. We carry reinsurance coverage to limit our exposure for individual health claims above certain limits. A major insurance company administers health claims and a majority of prescription medication claims. We maintain an insurance reserve for the self-insured health and prescription plans. This reserve includes both unpaid claims and an estimate of claims incurred but not reported, based on historical claims. Historically, the reserves have been sufficient to provide for claims payments. Changes in actual claims experience could cause the reserve to change, but we do not believe it is reasonably likely that the reserve level will materially change in the future.

Workers’ compensation liability reserve

Beginning December 1, 2006, all of our U.S. locations are fully insured through a major insurance carrier for workers’ compensation claims up to $250,000. For individual claims over $250,000, we are covered by the Subsequent Injury Trust Fund (“SITF”) established by the State of Georgia for Georgia employees, which includes substantially all of our U.S. production employees. Prior to December 1, 2006, excluding those locations acquired in the SI acquisition, we were insured for claims over $250,000 with a self-insured retention of up to that amount for each claim. Until December 1, 2006, the U.S. locations acquired in the SI acquisition were fully insured by a major insurance carrier.

Pension and postretirement benefits

Retirement plan (pension and postretirement healthcare) obligations and costs are developed from actuarial valuations. The valuation of benefit obligations and net periodic benefit costs relies on key assumptions including discount rates, long-term expected return on plan assets, future compensation and healthcare cost trend rates as summarized in Notes 11 and 12 to the consolidated financial statements. We evaluate and update all of our assumptions annually on December 31, the actuarial measurement date. As of our most recent measurement date we reset the assumption for healthcare cost trend rates. These changes were reflected immediately in the benefit obligation and will be amortized into net periodic benefit costs over future periods, resulting in an increase in future service and interest costs. For the year ended December 31, 2006, the pension and post-retirement benefit plan were curtailed, which resulted in a gain on curtailment, net of settlement loss of $1.0 million. Since we do not have securities that trade on an exchange, we are not required to and have not adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) as of December 31, 2006, but have provided the transition disclosures required.

The discount rate and healthcare cost trend rate assumptions are impacted by short-term changes in external economic factors and as result they can be volatile. Our 2007 Retirement Plan costs have already been determined in connection with the December 31, 2006 measurement process. However, a change in either of these two assumptions could have an impact on the valuation of costs as of our next measurement date, December 31, 2007. The following information is provided to illustrate the sensitivity of these obligations and costs to changes in these major assumptions.

	Amounts based on current assumptions	Impact of a 1% decrease in the discount rate	Impact of a 1% increase in the healthcare cost trend rate
	(in thousands)
2006 Net periodic benefit costs
Pension	$3.6	$0.4	$	N/A
Postretirement healthcare	$(1.3)	$0.03		$0.03
2006 Benefit obligations
Pension	$101.4	$88.1	$	N/A
Postretirement healthcare	$3.6	$0.4		$0.3

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

During the first quarter of 2006, we developed a plan to restructure our Seneca, South Carolina plant. The plan involved closing the facility and relocating the manufacturing activities and certain manufacturing assets to our Ringgold, Georgia facility. In connection with this decision, we determined that certain assets would not be relocated and determined that the values of these assets had been diminished as a result of this decision. As such, during the year ended December 31, 2006, we recorded total non-cash impairment charges of $5.7 million, which were included in “Impairment of long-lived assets” held for sale in the statement of operations, to write down the net book value to fair market value for the excess equipment, which will not be relocated.

Also during 2006, based on current market value quotes received as part of the plan to engage a marketing firm and on independent appraisals of the land, land improvements and building, we determined that the fair value of the land, land improvements and manufacturing facility at Seneca was below its carrying value. As a result, we recorded impairment charges on long-lived assets of approximately $4.1 million related to the Seneca, South Carolina land, land improvements and building. During the fourth quarter of 2006, the Seneca, South Carolina facility met the requirements for classification as “held for sale” and it is classified as held for sale as of

December 31, 2006. The Seneca assets are included in North America assets for segment reporting. The impairment charge is allocated among the Furnishings, Industrial and Geosynthetics segments.

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

In accordance with the provisions of Statement of Financial Accounting Standards Board Statement No. 142 (“SFAS No. 142”), we performed the required valuation as of December 31, 2006. We used discounted cash flows (“DCF”) to apply the income approach as an indicator of potential impairment of goodwill. The DCF method is based on the premise that the value of the reporting unit is the present value of the future economic income or cash flows to be derived by the reporting unit. If during step-one analysis, the fair value of shareholders’ equity was in excess of the carrying value, no impairment of goodwill is indicated and a step-two analysis is unnecessary. As of December 31, 2006, the valuation indicated no impairment of goodwill.

Income taxes

We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable in the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax return.

We record deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, using enacted statutory tax rates applicable to future years when the temporary difference is expected to reverse. We record a valuation allowance when we determine that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

As of December 31, 2006, we had net operating loss carryforwards of approximately $98.9 million. As of December 31, 2006, $29.7 million related to U.S. federal and state income taxes and $69.2 million related to Mexico, Germany and Hungary. A valuation allowance has been recorded against the net deferred tax assets of Mexico, Germany, Hungary, and Canada. A valuation allowance of $1.6 million has been recorded against the U.S. foreign tax credit. The U.S. federal and state net operating loss carryforwards of $29.7 million will expire on various dates through 2026. The net operating loss carryforwards in Mexico of $7.3 million will expire on various dates through 2016; net operating loss carryforwards in Germany of $52.7 million do not expire. The net operating loss carryforwards in Hungary total $8.5 million of which $7.6 million do not expire. Net operating loss carryforwards in Canada of $0.7 million will expire in 2016. In December 2004, foreign valuation allowances were established in connection with the BP acquisition. The reversal of valuation allowances of $0.6 million and $2.1 million during the year ended December 31, 2006 and 2005, respectively, reduced intangible assets in each of those years.

We do not provide for U.S. federal income taxes or benefits on the undistributed earnings or losses of our international subsidiaries because it is our intention to permanently reinvest these earnings. Should these earnings be distributed in the form of dividends, we would be subject to U.S. federal income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits or foreign tax deductions.

Brazilian companies, including our Company, are permitted to pay interest on shareholders’ equity as an alternative form of payment of dividends. These payments may be deducted when calculating Brazilian income tax and social contribution tax. For U.S. GAAP purposes, these payments are treated as dividends. On December 27, 2006, our Brazilian subsidiary paid a cash dividend to the United States to realize the Brazilian tax benefit.

On December 18, 2006, there was a change in German tax law related to tax credits that arose for differences between the tax rates attributable to undistributed versus distributed pre-2001 retained earnings (the Corporate Tax Credit). Under the new tax law, the remaining Corporate Tax Credit of $1.0 million determined as of December 31, 2006, will be paid out in ten equal installments over a ten year period. The ten year payment period begins in 2008 and ends in 2017 and is not contingent upon future taxable income.

Litigation and contingent liabilities

From time to time, we are subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. In addition, we may occasionally resort to litigation or make claims in order to enforce or protect our property and contract rights. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, we believe that, taking into account the indemnification by BP Amoco Chemical Holding Company in connection with the acquisition from BP and our current insurance coverage, none of the legal proceedings in which we are currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. See Note 16 to our consolidated financial statements included in this report for further discussion of legal proceedings.

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

Off-balance sheet arrangements

As of December 31, 2006, the Company does not have off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K, except for the interest rate swap agreement discussed under Quantitative and Qualitative Disclosures Regarding Market Risk and in Note 15 to our consolidated financial statements included in this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. Our new credit agreement, dated January 31, 2006, requires us to utilize interest rate hedging instruments to fix or limit our interest rate for a percentage of our outstanding indebtedness over the initial three years of the credit facility. At present, we do not utilize any other derivative instruments to manage our market risks.

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

Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Extreme weather conditions such as the 2005 hurricanes affecting the U.S. Gulf Coast, can adversely affect our ability to supply products to our customers and negatively impact the availability of polypropylene for certain time periods. In the past, our long-term relationships with a broad base of suppliers has enabled us to obtain all our needed polypropylene supply, even during the aftermath of the 2005 U.S. Gulf Coast hurricanes; however there may be future situations when we may not be able to do so. We currently have established relationships with multiple polypropylene suppliers for all our expected raw material needs, where most pricing is determined by monthly negotiations on market pricing.

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

Currency transaction exposure. Currency transaction exposure arises where sales and purchases are made by a company in a currency other than its own functional currency. The majority of our companies source raw materials and sell their products within their local markets in their functional currencies and therefore have limited currency transaction exposure. Hungary sells most of its products in Euros to the European market through its German affiliate. As a result, we incur limited currency transaction exposure between the Euro and the Hungarian forint.

Our United Kingdom concrete fiber operations purchase raw materials from our North America concrete fiber operations, while our North America concrete fiber operations purchase steel from our concrete fiber operations in the United Kingdom. These transactions are not settled in cash.

Interest rate risk. A significant amount of our debt bears interest at variable rates. As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1 and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006 and the $44.6 million interest rate swap principal as of December 31, 2006, $194.6 million of our total $389.2 million indebtedness, or 50%, is subject to a variable interest rate. For the year ended December 30, 2006, interest expense of approximately $0.3 million is included in interest expense related to the interest rate swap. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

A hypothetical 10.0% increase or decrease in the applicable interest rates as of December 31, 2006 would change the annual cost of financing on our variable rate debt by $2.0 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Propex Inc.

We have audited the accompanying consolidated balance sheets of Propex Inc. (formerly Propex Fabrics Inc.) (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of the Company for years ended December 31, 2006 and 2005, for the period from inception (December 1, 2004) through December 31, 2004, and the combined statements of income, changes in parent company investment, and cash flows of the BP Fabrics and Fibers Business of BP p.l.c. for the period from January 1, 2004 through November 30, 2004 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, the combined statements of operations, changes in parent company investment, and cash flows for the period from January 1, 2004 through November 30, 2004 (Predecessor) have been prepared for the purpose of the sale of the BP Fabrics and Fibers Business of BP p.l.c., and are not intended to be a complete presentation of the BP Fabrics and Fibers Business of BP p.l.c.’s financial position or results of operations as if it were operated on a stand-alone basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propex Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005, for the period from inception (December 1, 2004) through December 31, 2004, and the combined statements of operations, changes in parent company investment and cash flows of the BP Fabrics and Fibers Business of BP p.l.c. for the period from January 1, 2004 through November 30, 2004 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, in 2006, Propex Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP

Atlanta, Georgia

March 31, 2007

Propex Inc.

(formerly Propex Fabrics Inc.)

Consolidated Balance Sheets

(In Millions)

	December 31, 2006	December 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$56.9	$57.5
Restricted cash	0.9	0.8
Accounts receivable, net (Note 3)	86.4	92.6
Inventories, net (Note 4)	102.5	94.6
Deferred income taxes (Note 14)	9.6	3.5
Prepaid expenses and other current assets	8.2	9.3
Assets held for sale (Note 6)	12.6	26.7

Total current assets	277.1	285.0
Other assets:
Goodwill (Note 7)	37.1	—
Intangible assets, net (Note 7)	34.5	8.4
Deferred income taxes (Note 14)	6.2	15.8
Other non-current assets (Note 8)	15.4	12.9

	93.2	37.1
Property, plant and equipment, net (Note 5)	240.0	164.3

Total assets	$610.3	$486.4

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$25.2	$42.5
Accrued liabilities (Note 9)	21.0	19.1
Current portion of debt and accrued interest	37.0	11.1
Restructuring and other similar costs (Note 10)	2.1	1.7
Other current liabilities	2.6	3.2

Total current liabilities	87.9	77.6
Debt, less current portion (Note 15)	357.8	244.8
Deferred income taxes (Note 14)	2.5	8.6
Accrued pension and other postretirement benefit liabilities (Notes 11 and 12)	49.8	52.5
Other non-current liabilities	1.1	1.1

	411.2	307.0
Stockholders’ equity:
Common stock (10 authorized and 10 issued and outstanding at December 31, 2006 and 2005)	—	—
Paid in capital	97.1	95.2
Retained earnings	9.7	8.8
Accumulated other comprehensive income (loss)	4.4	(2.2)

Total stockholders’ equity	111.2	101.8

Total liabilities and stockholders’ equity	$610.3	$486.4

The accompanying notes are in integral part of these financial statements

Propex Inc.

(formerly Propex Fabrics Inc.)

Consolidated Statements of Income and

Combined Statement of Operations of

BP Fabrics and Fibers Business (a business of BP p.l.c.) (Predecessor)

(In Millions)

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	One Month ended December 31, 2004	Eleven Months ended November 30, 2004
Net revenue	$742.8	$655.5	$43.4	$566.2
Cost of sales	616.2	547.7	45.0	495.9

Gross profit (loss)	126.6	107.8	(1.6)	70.3
Operating expenses:
Selling, general and administrative	103.1	60.2	3.5	43.9
In-process research and development (Note 2)	3.7	—	—	—
Curtailment gain, net of settlement loss and special termination expenses (Note 11 and 12)	(1.0)	(6.0)	—	—
Restructuring and similar costs (Note 10)	13.5	1.3	(0.5)	1.1
Impairment of long-lived assets held for sale (Note 6)	9.8	5.9	—	—
Loss on abandonment of long-lived assets	—	—	—	2.2
Gain from sale of Roanoke plant (Note 6)	(44.5)	—	—	—

Operating income (loss)	42.0	46.4	(4.6)	23.1
Other expense	0.3	0.3	0.4	2.4

Income (loss) before interest and income taxes	41.7	46.1	(5.0)	20.7
Interest expense, net	38.2	21.9	1.8	5.6

Income (loss) before income taxes	3.5	24.2	(6.8)	15.1
Income tax provision (benefit) (Note 14)	1.7	10.2	(2.1)	5.3

Net income (loss)	$1.8	$14.0	$(4.7)	$9.8

The accompanying notes are an integral part of these financial statements

Propex Inc.

(formerly Propex Fabrics Inc.)

Consolidated Statements of Changes in Stockholders’ Equity and

Combined Statement of Changes in Parent Company Investment of

BP Fabrics and Fibers Business (a business of BP p.l.c.) (Predecessor)

(In Millions)

	Parent Company Investment	Common Stock	Paid in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
BP Fabrics and Fibers (a business of BP p.l.c.) Predecessor balance at December 31, 2003	$123.5	$—	$—	$—	$(30.4)	$93.1
Comprehensive income (loss):
Net income	9.8	—	—	—	—	9.8
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	4.4	4.4
Minimum pension liability, net of tax of $0.6 million	—	—	—	—	0.9	0.9

Comprehensive income						$15.1
Forgiveness of affiliate debt and accrued interest	11.9	—	—	—	—	11.9
Net settlements with parent	164.2	—	—	—	—	164.2

Predecessor balance at November 30, 2004	$309.4	$—	$—	$—	$(25.1)	$284.3

		Common Stock	Paid in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total
Propex Inc.
Initial contribution of capital		$—	$95.0	$—	$—	$95.0
Comprehensive income (loss):
Net loss		—	—	(4.7)	—	(4.7)
Foreign currency translation adjustments		—	—	—	1.9	1.9

Comprehensive loss						$(2.8)

Balance at December 31, 2004		$—	$95.0	$(4.7)	$1.9	$92.2
Comprehensive income (loss):
Net income		—	—	14.0	—	14.0
Foreign currency translation adjustments		—	—	—	(3.1)	(3.1)
Minimum pension liability, net of tax		—	—	—	(1.0)	(1.0)

Comprehensive income						$9.9
Dividends to unconsolidated parent		—	—	(0.5)	—	(0.5)
Non-vested awards expense		—	0.2	—	—	0.2

Balance at December 31, 2005		$—	$95.2	$8.8	$(2.2)	$101.8
Comprehensive income (loss):
Net income		—	—	1.8	—	1.8
Foreign currency translation adjustments		—	—	—	7.9	7.9
Minimum pension liability, net of tax of $0.8 million		—	—	—	(1.3)	(1.3)

Comprehensive income						8.4
Contribution of capital		—	1.2	—	—	1.2
Dividends to unconsolidated parent		—	—	(0.9)	—	(0.9)
Stock option and non-vested awards expense		—	0.7	—	—	0.7

Balance at December 31, 2006		$—	$97.1	$9.7	$4.4	$111.2

The accompanying notes are an integral part of these financial statements

Propex Inc.

(formerly Propex Fabrics Inc.)

Consolidated Statements of Cash Flows and

Combined Statement of Cash Flows of

BP Fabrics and Fibers Business (a business of BP p.l.c.) (Predecessor)

(In Millions)

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	One Month ended December 31, 2004	Eleven months ended November 30, 2004
Cash flows from operating activities
Net income (loss)	$1.8	$14.0	$(4.7)	$9.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30.2	19.8	1.5	22.3
Non-cash interest on debt	9.1	1.7	1.5	—
Stock-based compensation	0.7	—	—	—
In-process research and development charges	3.7	—	—	—
Gain on sale of property, plant and equipment	(43.9)	—	—	(0.2)
Impairment of long-lived assets held for sale	9.8	5.9	—	—
Loss on abandonment of long-lived assets	—	—	—	2.2
Pension and postretirement benefit costs	3.3	1.5	0.7	5.6
Pension curtailment, net of settlement loss and special termination expenses	(1.0)	(6.0)	—	—
Deferred income taxes	1.6	9.0	(2.2)	(1.0)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	34.0	(2.1)	21.1	(39.5)
Decrease (increase) in inventories, net	36.4	(5.4)	6.6	(4.9)
Decrease (increase) in prepaid expense and other current assets	4.8	(1.4)	(4.6)	(0.7)
(Decrease) increase in accounts payable	(34.1)	12.8	(3.1)	13.3
(Decrease) increase in accrued liabilities	(8.5)	1.2	(2.2)	0.9
(Decrease) increase in restructuring accruals	(1.3)	0.9	(0.8)	0.7
(Decrease) increase in other liabilities	(8.3)	(3.6)	(1.0)	2.8

Net cash provided by operating activities	38.3	48.3	12.8	11.3

Cash flows from investing activities
Capital expenditures	(12.0)	(7.9)	(0.2)	(5.3)
Proceeds from sale of property, plant and equipment	73.0	—	—	0.3
Acquisition of business, net of cash acquired	(229.6)	—	(333.9)	—

Net cash used in investing activities	(168.6)	(7.9)	(334.1)	(5.0)

Cash flows from financing activities
Net receipts from parent company	—	—	95.0	164.2
Debt issuance costs	(5.1)	—	(10.3)	—
Proceeds from issuance of debt	310.0	—	265.0	—
Payments of long-term debt principal	(175.3)	(5.5)	(5.0)	—
Net payments of affiliate debt	—	—	—	(141.3)
Dividends to unconsolidated parent	(0.9)	(0.5)	—	—

Net cash provided by (used in) financing activities	128.7	(6.0)	344.7	22.9

Effect of changes in foreign exchange rates on cash and cash equivalents	1.0	(0.2)	(0.1)	(0.8)

Change in cash and cash equivalents	(0.6)	34.2	23.3	28.4
Cash and cash equivalents – Beginning of period	57.5	$23.3	$—	$6.6

Cash and cash equivalents – End of period	56.9	$57.5	$23.3	$35.0

Supplemental disclosures of cash flow information:
Cash payments of interest	$29.4	$21.2	$0.3	$6.3
Cash payments of taxes	$3.0	$1.6	$0.2	$4.4

The accompanying notes are an integral part of these financial statements

Propex Inc. (formerly Propex Fabrics Inc.) and

BP Fabrics and Fibers Business (a business of BP p.l.c.)

Notes to the Consolidated Financial Statements

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Inc. (the “Company” or the “Successor”), formerly Propex Fabrics Inc. until its name change on June 13, 2006, was, prior to November 30, 2004, Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business” or the “Predecessor”). Propex Inc. is the world’s largest independent producer of primary and secondary carpet backing and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. We have been engaged in the textile industry since 1884 and were wholly-owned by our former parent company BP p.l.c. (BP p.l.c. together with BP Amoco Chemical holding Company, an indirect subsidiary of BP, and certain of its affiliates is collectively referred to as “BP”) until November 30, 2004.

On December 1, 2004, we acquired the Business from BP and became a stand-alone company. This transaction is referred to as the “BP Acquisition” and the details of this acquisition are discussed further in Note 2 to the consolidated financial statements. The consolidated financial statements of the Company included herein reflect the accounts of the Company subsequent to the acquisition on December 1, 2004. The financial statements of the Predecessor are presented for comparative purposes and include the combined historical statements of the Business through the date of its acquisition by Propex Inc. on December 1, 2004.

On January 31, 2006, pursuant to a stock purchase agreement dated December 30, 2005, as amended, by and among the Company, SI Concrete Systems Corporation (“SICSC”-now known as Propex Concrete Systems Corporation), SI Geosolutions Corporation (“SIGC”-now known as Propex Geosolutions Corporation), and the holder of the capital stock of SICSC and SIGC, the Company acquired all the outstanding capital stock of SICSC and SIGC, collectively known as SI, for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs (the “SI Acquisition”). We financed the purchase price with borrowings under a refinanced senior credit facility and approximately $28.1 million of cash on-hand.

Basis of Presentation

The consolidated financial statements of Propex Inc. include the accounts of Propex Inc. and its wholly owned subsidiaries subsequent to the acquisition on December 1, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation. As a result of the BP acquisition, the historical consolidated financial statements are required to be separated into predecessor and successor periods. Predecessor refers to the BP Fabrics and Fibers Business prior to December 1, 2004. Successor refers to Propex Inc. and subsidiaries beginning December 1, 2004 and thereafter. We changed our reporting segments as a result of the acquisition of SI in January 2006, referred to as the “SI Acquisition” discussed in Item 1. “Business”. As a result of the acquisition, we changed the classifications for segment reporting and reclassifications have been made to segment reporting financial information for prior years to conform to the current year’s presentation. These financial statements exclude the accounts of our parent company, Propex Holdings Inc.

Predecessor

The predecessor financial statements include amounts that have been derived from the financial statements and accounting records of BP using the historical results of operations and historical cost basis of the assets and liabilities of the Predecessor. The combined statements include all revenues and costs attributable to the Predecessor including a charge or allocation of the costs for BP provided support services and BP corporate costs. The financial statements are not necessarily indicative of the results of operations and cash flows that might have occurred had the Predecessor not been integrated with BP p.l.c.’s other operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as described in Note 13 to the consolidated financial statements. This statement replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The adoption did not have a material impact on our financial condition or results of operations.

Historically we used the minimum value method for SFAS No. 123 proforma disclosure purposes and provided the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB No. 123” (“SFAS No. 148”), providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method. We utilized the prospective transition method for adopting SFAS No. 123(R). Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, awards not yet vested at January 1, 2006 shall be accounted for in accordance with APB No. 25. SFAS No. 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

Earnings Per Share Data

Because Propex Inc. is a wholly owned subsidiary of Propex Holdings Inc. (formerly known as Propex Fabrics Holdings Inc.) and its stock is not publicly traded, we have not presented earnings per common share data as it is not meaningful.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reported period. Although these estimates and assumptions are based on our knowledge of current events and actions we may take in the future, actual results could ultimately differ from those estimates and assumptions and the differences could be material.

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

Accounts Receivable

We provide an allowance for doubtful accounts equal to estimated losses that will be incurred in the collection of the receivables. Estimated losses are based on historical collection experience and our customers’ creditworthiness, as well as a review by management of the current status of all receivables. We maintain an allowance for doubtful accounts for each aging category on our aged trial balance based on our historical loss experience. This estimate is periodically adjusted when we become aware of specific customers’ inability to meet their financial obligations (e.g., bankruptcy filing or other evidence of liquidity problems). As we determine that specific balances will be ultimately uncollectible, we remove them from our aged trial balance. Adjustments to earnings resulting from revisions to estimates on uncollectible accounts have been insignificant in each of the periods presented.

Inventories

Inventory costs include materials, labor and overhead and are stated at the lower of cost or market using the first-in, first-out (“FIFO”) cost method, both domestically and internationally, except for Brazil (representing $6.9 million in inventory, or 6.7%, at December 31, 2006), which uses the average cost method. Prior to December 1, 2004, the last-in, first-out (“LIFO”) method was used by the Predecessor to determine the cost of inventories. The impact of the change in the LIFO reserve on cost of sales for the eleven months ended November 30, 2004 was $5.9 million of expense.

Idle Facility Costs

Effective January 1, 2006, we recognize as current-period charges certain abnormal idle facility expenses in accordance with Statement of Financial Accounting Standards No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. SFAS No. 151 also requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The allocation of fixed production overheads to the costs of conversion are based on the normal capacity of the production facilities. The adoption of SFAS No. 151 effective resulted in expensing $0.6 million in the statement of income for the year ended December 31, 2006, which would otherwise been capitalized as inventory at December 31, 2006.

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

Depreciation expense is classified in the statement of income as cost of sales and selling, general and administrative expense based upon the use of the underlying asset as appropriate.

Impairment of Long-Lived Assets

Long-lived assets subject to amortization are reviewed for impairment annually or more frequently when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If the carrying amount of the asset or asset group exceeds the expected undiscounted cash flows of the asset or asset group, an impairment charge is recognized in operating income or loss equal to the amount by which the carrying amount exceeds the estimated fair value. Assets held for sale of are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated.

We evaluated our long-lived assets for impairment throughout the year and tested them for impairment as of December 31, 2006 to determine whether they were stated at their fair value at that date. Refer to Note 6 to the consolidated financial statements for further discussion of long-lived assets and impairments of long-lived assets recognized during 2006.

Assets held for sale were $12.6 million and $26.7 million at December 31, 2006 and 2005, respectively, and consisted of land, valued at $3.0 million and $1.3 million at December 31, 2006 and 2005, respectively, building, building improvements and land improvements of $9.6 and $13.1 as of December 31, 2006 and 2005, respectively, and machinery, equipment and other of $12.3 million at December 31, 2005.

Goodwill and Intangible Assets

Prior to the acquisition from BP, intangible assets consisted of goodwill and technology licenses. We adopted the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill is no longer amortized, and is instead subject to impairment tests at least annually with such impairment charges recorded in operating income or loss. Other intangible assets are also subject to annual impairment tests and are amortized over an estimate of their useful life. Such impairment tests may be performed more frequently if circumstances warrant.

Intangible assets created as a result of the acquisition from BP in 2004 and the SI Acquisition in 2006 have been recorded in accordance with the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), which required their recognition at fair value as of the acquisition date with amortization to occur over their useful lives. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. We have completed the allocation of the fair value across assets and segments based on their relative fair value, and the final values are reflected in this report.

We performed tests for impairment between annual tests as circumstances warranted. During 2005, we reduced the carrying amount of customer relationships by $0.4 million due to expected reductions in future revenue from Mohawk Industries, Inc., as a result of their Wayn-Tex acquisition and future acquisition of our Roanoke, Alabama carpet backing plant and by $1.4 million due to expected reductions in future revenue from Shaw Industries as a result of their acquisition of SI Corporation’s Chickamauga, Georgia production facility.

Deferred Financing Costs

Deferred financing costs represent certain capitalizable costs incurred by us to finance our long-term debt obligations. These costs are amortized to interest expense over the life of the related debt using the effective interest method. These capitalizable costs have been recorded within “Other non-current assets” on the December 31, 2006 and 2005 balance sheets.

Parent Company Investment

The Predecessor financial statements include direct charges for certain BP provided services and allocations of BP’s expenses for general corporate expenses, income taxes, and non-charged services provided by BP, which are discussed in Note 19 to the consolidated financial statements.

Propex Inc. Stockholders’ Equity

On October 4, 2004, we entered into a stock purchase agreement with BP Amoco Chemical Holding Company, an indirect subsidiary of BP p.l.c. Pursuant to the stock purchase agreement, BP sold all the outstanding capital stock of the entities comprising the fabrics business of BP to us. BP also sold to us specified assets comprising BP’s Canadian fabrics business, various intellectual property assets and various other assets associated with the fabrics business. As of December 1, 2004, the closing date of this transaction, we prepared the financial statements on a consolidated basis with stockholders’ equity or deficit and reorganized the Business’ corporate structure and began operating under the name of Propex Inc. (formerly Propex Fabrics Inc.). We also formed two domestic subsidiary holding companies (“Propex International Holdings I Inc.” and “Propex International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of its foreign subsidiaries.

Sales Rebate Program

We have entered into volume incentive agreements with certain customers. Rebates are paid to customers upon achieving specified volume targets. Volume rebates are accrued with each shipment according to agreed upon volume levels.

Income Taxes

We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable in the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax return.

We record deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts, using enacted statutory tax rates applicable to future years when the temporary difference is expected to reverse. We record a valuation allowance when it determines that it is more likely than not that all or a portion of a deferred tax asset will not be realized.

Prior to November 30, 2004, the operating results of the Predecessor were included in BP’s consolidated U.S. federal and state tax returns and in the tax returns of certain foreign entities. The provision for income taxes in the accompanying Predecessor financial statements reflects BP’s allocation of income taxes as if we had filed separate tax returns for the periods presented. Income taxes payable in the U.S. were settled with BP through the parent company investment.

Beginning December 1, 2004, we are responsible for filing our own tax returns in each jurisdiction in which we operate. We file consolidated tax returns with our parent company in the United States. In accordance with U.S. GAAP, a subsidiary issuing separate company financial statements may use either the “pro-rata” method or the “separate return” method to account for income taxes. We have elected to use the “separate return” method of accounting for income taxes, as we believe that this is the preferable method to account for and disclose a subsidiary’s income tax expense.

Foreign Currency Translation

The functional currency for each of our non-U.S. operations is the applicable local currency. The functional currency amounts are translated into U.S. dollars for balance sheet accounts using the rates in effect as of the balance sheet date and a weighted average exchange rate for revenue and expense accounts is applied for each respective period. Translation adjustments are recorded in other comprehensive income as a component of stockholders’ equity and parent company investment. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the operations involved are included in other income or expense.

Pension and Other Postretirement Benefits

We are the sponsor of pension and other postretirement benefit arrangements in place for certain of our employees and we charge the cost of providing pensions to income on a systematic basis. Actuarial gains and losses are amortized over the average expected remaining service lives of current employees. Amounts accrued for both funded and unfunded pension and other postretirement benefit liabilities are included within “Accrued pension and other postretirement benefit liabilities” on the December 31, 2006 and 2005 balance sheets. Since we have not issued equity securities that trade in a public market, we are not required to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)” until the end of the fiscal year ending after June 15, 2007. We did not adopt this provision as of December 31 2006. The transitional information required under SFAS No. 158 prior to adoption is disclosed in Note 11 to the consolidated financial statements.

The pension and other postretirement benefit costs included in the statement of operations of the Predecessor represent the costs specific to the benefit plans operated for employees of the Predecessor, calculated in accordance with U.S. GAAP using a combination of BP and Predecessor-specific assumptions.

Effective December 1, 2004 with the BP acquisition, certain changes were made to the German pension plan and U.S. postretirement benefit plan. These changes are discussed in Notes 11 and 12 to the consolidated financial statements. As part of accounting for the acquisition, we revalued all of the remaining pension and postretirement plans on December 1, 2004 in accordance with SFAS No. 141.

Revenue Recognition

We recognize revenue from sales of product when title has passed, which is generally when the product is shipped. We have entered into sales rebate programs with certain customers, which periodically require rebate payments. Rebates are paid to customers upon achieving specified volume targets. We estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods, less estimated future rebate payments, allowances, and sales returns. These estimates are based upon our historical experience and on current contractual obligations. We recognize allowances for discounts and returns based on the historical relationships between shipments and returns. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Cost of Sales

We classify costs of manufacturing and distributing our products as cost of sales. Manufacturing costs include variable costs, primarily raw materials and energy, direct operating labor in the U.S. and other expenses directly associated with production. Fixed manufacturing costs include, among other things, plant site operating costs and overhead, production planning and logistics, repair and maintenance, plant site purchasing costs, and engineering and technical support costs. Distribution, freight and warehousing costs are also included in cost of sales.

Shipping and Handling Costs

Shipping and handling costs are classified as cost of sales. We recognized shipping and handling costs of $21.2 million for the year ended December 31, 2006, $20.9 million for the year ended December 31, 2005, and $1.4 million for the one month period ended December 31, 2004. The Predecessor recognized $20.3 million for the eleven months ended November 30, 2004.

Advertising and Sales Promotion Costs

Advertising and sales promotion costs are expensed as incurred and are classified as selling, general, and administrative expense. We recognized $1.9 million for the year ended December 31, 2006, $0.2 million for the year ended December 31, 2005, and $0.1 million for the one month period ended December 31, 2004. Predecessor costs amounted to $0.5 million for the eleven months ending November 30, 2004.

Research and Development Costs

Research and development costs are expensed as incurred and are classified as selling, general, and administrative expense. We recognized research and development costs of $4.0 million for the year ended December 31, 2006, $7.0 million for the year ended December 31, 2005, and $0.6 million for the one month period ended December 31, 2004. The Predecessor recognized $7.4 million for the eleven months ending November 30, 2004. Our research and development activities primarily involve providing technical support to manufacturing and customers. Research and development also develops new products and evolutionary improvements of existing products to better meet customer requirements.

Concentration of Credit Risk

Credit is extended by us based upon an evaluation of the customer’s financial position, and generally collateral is not required. We extend credit to our customers based on an evaluation of the customer’s financial condition. Credit risk is driven by conditions within the economy and the industry and is principally dependent on each customer’s financial condition. To minimize credit risk, we monitor credit levels and financial conditions of customers on a continuing basis. We maintain an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. As of December 31, 2006, concentrations of credit risk with respect to receivables are limited due to the wide variety of customers. The maximum potential exposure for nonpayment of receivables by our customers is equal to the outstanding receivables recorded as of December 31, 2006.

Our top ten customers collectively accounted for approximately 33 percent of net revenue in 2006, and 50 percent for 2005. While two customers, Shaw and Mohawk, accounted for 31.1% and 28.1% of net revenue in 2005 and 2004, respectively, for the year ended December 31, 2006, these two customers accounted for approximately 10% of 2006 net revenue. As expected, the Shaw and Mohawk 2005 acquisitions, which gave them the capability to produce their own carpet backing significantly decreased our net revenue to these two customers in 2006.

These two major customers represented approximately 28% and 20% of the outstanding trade accounts receivable balance as of December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, trade receivables, and trade payables approximated fair values as of December 31, 2006 and 2005.

The fair value of the $150 million 10% senior notes (“the Notes”) at December 31, 2006 was approximately $132 million compared to $137 million at December 31, 2005. The Notes are not traded on any exchange. However, an affiliate of BNP Paribas makes an informal market in the notes, and the fair value of this debt was determined based on the informal market price for the Notes on December 31, 2006 and 2005, respectively. At December 31, 2006, the fair value of the $239 million balance under the senior secured term loan was approximately $213 million, which was based upon an analysis of changes in our credit rating and interest rates.

Reclassifications

Certain prior period financial statement balances have been reclassified to conform to the current year presentation. At December 31, 2005, we have reclassified $21.7 million from property, plant and equipment to assets held for sale related to our plan to dispose of our Roanoke, Alabama facility.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement of Financial Accounting Standards Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). We have not elected early adoption and are currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. In addition, the Statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. For employers without publicly traded equity securities, as is the case of Propex, the recognition of the funded status and presentation of required disclosures will be as of December 31, 2007. The Statement encourages early adoption. We are currently evaluating whether we will adopt SFAS No. 158 prior to December 31, 2007. Had we adopted SFAS No. 158 as of December 31, 2006, we would have increased our recognized pension obligation by $3.0 million and decreased our other post retirement benefits obligation by $0.2 million with an offsetting change to other comprehensive income.

In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice as a result of the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosure about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early application is encouraged. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be adopted in the first quarter of 2007. We are currently completing our evaluation of the impact of the adoption of FIN No. 48 on our consolidated financial position, results of operations and cash flows; however, we do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations and cash flows.

2. Business Combinations

SI Acquisition

On January 31, 2006, we acquired all the outstanding capital stock of SI for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs. We financed the total purchase price with borrowings under a refinanced senior credit facility as described more fully in Note 13 and approximately $28.1 million of cash on-hand. The results of SI have been included in the North America geosynthetics and concrete fiber segments for the year ended December 31, 2006.

We acquired SI because of SI’s complementary product offering in existing and new products, its complementary low-cost non-wovens manufacturing position, and the potential value related to the significant synergies upon combining the two complementary companies.

In accordance with SFAS No. 141, we allocated the total purchase price of the SI Acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values, which is due primarily to a portion of the forecasted synergies value possible upon combining the two companies, is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of the SI Acquisition is expected to be deductible for tax purposes. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

Purchase Price Allocation

The allocation of the total purchase price of SI’s net tangible and intangible assets was based on their estimated fair values as of January 31, 2006. These initial estimates were based on a preliminary valuation and were subject to change during 2006 as the valuation was finalized and the final allocation of the purchase price was determined. The final allocation of purchase price did not materially differ from the preliminary estimates. The excess of the purchase price over the net tangible and identifiable intangible assets was allocated to goodwill. Goodwill was allocated among the reporting units in the final purchase price allocation as follows:

(in millions)
Furnishings	$13.7
Geosynthetics	10.9
Concrete	5.0
Industrial products	7.5

Total	$37.1

We finalized the purchase price allocation under the purchase method of accounting in accordance with the provision of SFAS No. 141. Management allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. The following table summarizes the final allocation of the purchase price to the assets and liabilities at that date (in millions):

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

Approximately $3.7 million was allocated to in-process research and product development and charged to expense during the first quarter of 2006 and approximately $7.7 million was allocated to inventory and charged to cost of sales during the first quarter of 2006 when the inventory was sold.

Other intangible assets

The fair value of other intangible assets was estimated through the use of an independent third party valuation firm that used the discounted debt-free cash flow method to value these identifiable intangible assets, which are subject to amortization. The following table sets forth the components of these other intangible assets resulting from the SI Acquisition and their weighted average estimated useful lives at January 31, 2006:

	Final Fair Value	Weighted-Average Useful Life (in years)
	(in millions)
Customer relationships	$24.2	8
Trademarks and trade names	3.4	20
Patents	5.1	15

Other intangible assets	$32.7

The following is a brief description of the types of intangibles identified as a result of the SI Acquisition:

•	Customer relationships. SI has developed a number of long-standing customer relationships that have a probability of continuing into the future.

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

Tangible assets acquired

The following table summarizes the estimated fair value of the property, plant and equipment acquired in the SI Acquisition and their estimated useful lives at January 31, 2006:

	Final Fair Value	Weighted-Average Useful Life (in years)
	(in millions)
Land	$2.3	N/A
Buildings and land improvements	22.9	35
Machinery, equipment and other	73.9	6
Construction in progress	0.8	N/A

Total tangible assets	$99.9

Pro forma results

The following unaudited pro forma financial information presents the results of operations as if the SI acquisition had occurred as of the beginning of the period presented. Pro forma adjustments increasing net income by $29.4 million for the year ended December 31, 2006 have been reflected in the combined unaudited pro forma results presented below. The unaudited pro forma adjustments exclude $22.0 million of SI costs related to the disposition of the Chickamauga facility, which were incurred by SI prior to our acquisition of SI in January 2006 and included in the historical SI financial statements, as well as $3.7 million of charges related to in-process research and development and $7.7 million of charges related to the excess of the fair value of inventory over its historical cost recognized in connection with the SI acquisition, each expensed in the first quarter of 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of the Company that would have been reported had the SI Acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition.

Pro forma results were as follows for the year ended December 31, 2006 and 2005:

	Year ended
	2006	2005
Net revenue	$758.0	$951.5
Net income (loss)	$8.2	$4.6

BP Acquisition

On December 1, 2004, we completed the purchase of the Business from BP. Pursuant to the stock purchase agreement, Propex Inc. acquired all the outstanding capital stock of the entities comprising the fabrics and fibers business of BP. Additionally, we also acquired specified assets comprising BP’s Canadian fabrics business and various intellectual property assets and various other assets associated with the fabrics and fibers business. The aggregate cash purchase price was $340 million, excluding acquisition related costs of $9.3 million. Management allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. The following table summarizes the final allocation of the purchase price to the assets and liabilities acquired in accordance with the provisions of SFAS No. 141 (in millions):

Cash	$13.6
Accounts receivable, net	114.3
Inventory, net	96.5
Prepaids and other	5.7
Other long-term assets	4.1
Property, plant and equipment	205.1
Intangible assets	12.4
Deferred tax asset	20.3

Total assets acquired	$472.0
Accounts payable	$32.9
Accrued liabilities	24.0
Other current liabilities	3.8
Deferred tax liabilities	2.5
Other long-term liabilities	59.5

Total liabilities assumed	122.7

Net assets acquired	$349.3

3. Accounts Receivable

Accounts receivable consist of the following:

	December 31, 2006	December 31, 2005
	(In millions)
Trade accounts receivable, gross	$93.0	$95.8
Less:
Allowance for discounts and returns	(2.5)	(0.4)
Allowance for doubtful accounts	(4.1)	(2.8)

Accounts receivable, net	$86.4	$92.6

4. Inventories

Inventories consist of the following:

	December 31, 2006	December 31, 2005
	(In millions)
Raw materials	$21.0	$13.0
Work in process	18.9	20.3
Finished goods	53.9	53.6

	93.8	86.9
Storehouse stock and other	8.7	7.7

Total inventories, net	$102.5	$94.6

Inventory balances are shown net of reserves for obsolescence of $3.7 million at December 31, 2006 and $0.6 million at December 31, 2005. Storehouse stock and other is net of reserves of $1.4 million and $1.7 million at December 31, 2006 and 2005, respectively.

5. Property, Plant, and Equipment

Property, plant, and equipment consist of the following as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
	(In millions)
Land	$16.9	$13.2
Buildings and land improvements	67.3	54.2
Machinery, equipment and other	190.2	107.9
Construction in progress	5.1	3.1

Total property, plant and equipment	279.5	178.4
Less: Accumulated depreciation	(39.5)	(14.1)

Property, plant and equipment, net	$240.0	$164.3

Depreciation expense was approximately $23.5 million and $15.1 million for the years ended December 31, 2006 and 2005, respectively, and $1.8 million for the month ended December 31, 2004. Depreciation expense for the Predecessor for the eleven months ended November 30, 2004 was approximately $20.3 million. The increase in depreciation expense for 2006 compared to 2005 is due primarily to the acquisition of SI assets.

The property, plant and equipment exclude the Austell, Georgia, Seneca, South Carolina and the Dalton, Georgia assets held for sale at December 31, 2006, and exclude the Austell, Georgia and Roanoke, Alabama assets held for sale at December 31, 2005, as described more fully below in Note 6.

6. Assets Held for Sale

During the fourth quarter of 2005, we determined that the “held for sale” criteria in FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met for our Austell facility. Accordingly, the carrying value of the Austell facility was adjusted to its fair value less costs to sell, which was determined based on quoted market prices of similar assets. The facility is currently being marketed and we anticipate completing the sale of this facility by the end of the second quarter of 2007.

On April 3, 2006, we completed the sale of our Roanoke, Alabama facility to Aladdin Manufacturing Corporation for $73.0 million, which includes price adjustments of $2.5 million and recorded a gain on the sale of $44.5 million.

During the third quarter of 2006, we determined that the Seneca, South Carolina facility would be closed. For the year ended December 31, 2006, impairment of long-lived assets totaled $9.8 million, of which $5.7 million related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant, as well as impairment of $4.1 million related to the land, land improvements and building. The fair value of the Seneca, South Carolina facility was determined using an independent appraisal to indicate the current market value. The amount of the equipment impairment was determined based on the remaining value of the assets in light of the decision to dispose of such assets as compared to the carrying value at the date the decision was made to close the Seneca facility. As of December 31, 2006, the Seneca, South Carolina facility was being actively marketed and is classified as held for sale.

During the fourth quarter of 2006, we determined that the Shugart Road warehouse in Dalton, Georgia met the criteria as held for sale. The property held for sale consists of land and building. The estimated market value of the property exceeds its carrying value of $3.9 million as of December 31, 2006.

The following table shows the components of Assets Held for Sale as of December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
	(in millions)
Austell Facility
Land	$1.0	$1.0
Buildings and land improvements	4.0	4.0

	5.0	5.0
Roanoke Facility
Land	—	0.3
Buildings and land improvements	—	9.1
Machinery, equipment and other	—	12.3

	—	21.7
Seneca Facility
Land	0.7	—
Buildings	3.0	—

	3.7	—
Dalton Warehouse
Land	1.3	—
Buildings	2.6	—

	3.9	—

Total assets for sale	$12.6	$26.7

All assets held for sale are included in North America assets for segment reporting.

7. Goodwill and Intangible Assets

The following is a brief description of the types of our intangibles:

Customer relationships. We have developed a number of long-standing customer relationships that have a probability of continuing into the future. Such relationships have a weighted average remaining life of 8 years.

In 2005, we reduced the carrying amount of customer relationships by $0.4 million due to expected permanent reductions in future sales to Mohawk Industries, Inc. as a result of their Wayn-Tex acquisition and planned future acquisition of our Roanoke, Alabama carpet backing plant, and by $1.4 million due to reductions in future sales to Shaw Industries as a result of their acquisition of SI Corporation’s Chickamauga, Georgia production facility. These impairments are recorded within selling, general and administrative expenses for North America furnishings.

Patents. We have assigned value to two of our patented innovations, Matrix® and LOCBAC XP®. These patented technologies are used in the manufacturing of carpet backing and have been assigned an expected life of approximately 15 years. During the first quarter of 2006, we sold our Roanoke, Alabama assets, including inventories and the LOCBAC XP® technology to Aladdin Manufacturing Corporation.

BP non-compete agreement. BP and its successors have agreed not to reenter this industry and compete with us. BP is currently one of the largest manufacturers of polypropylene, but this agreement bars it from competing in our lines of business. A 5-year expected life is assigned to this intangible asset.

Trademarks and Trade names. We have various trademarks and trade names reflected as intangible assets.

Intangibles consist of the following:

	December 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
	(in millions)
Intangible assets not subject to amortization:
Goodwill	$37.1	$—	$37.1	$—	$—	$—

Intangible assets subject to amortization:
Customer relationships	27.2	(5.1)	22.1	3.3	(1.9)	1.4
Software licenses	0.9	(0.3)	0.6	1.2	(0.1)	1.1
Patents	5.4	(0.4)	5.0	0.3	(0.1)	0.2
BP non-compete agreement	7.0	(3.4)	3.6	7.6	(1.9)	5.7
Trademarks and trade names	3.4	(0.2)	3.2	—	—	—

Total Intangible assets subject to amortization	$43.9	$(9.4)	$34.5	$12.4	$(4.0)	$8.4

The Goodwill recognized in 2006 relates to our acquisition of SI on January 31, 2006.

Amortization of intangibles totaled $5.4 million, $4.9 million and $0.2 million for the years ended December 31, 2006 and 2005 for the month ended December 2004 and nil for the eleven months ended November 30, 2004. The 2005 amortization included $1.8 million in impairment charges related to the customer relationships intangible asset. The following presents the estimated amortization expense (in millions) for intangible assets for each of the next five years and thereafter:

(In millions)
2007	$5.4
2008	5.4
2009	5.3
2010	5.2
2011	4.0

8. Other Non-Current Assets

Other non-current assets consist of the following:

	Useful Life	December 31,
		2006	2005
	(In millions)
Deferred financing costs	7-8 years	$11.6	$10.8
Software	5 years	4.1	—
BP environment indemnity receivable		1.1	1.1
Other	N/A	3.7	2.2
Less: accumulated amortization		(5.1)	(1.2)

Other non-current assets, net		$15.4	$12.9

For the year ended December 31, 2006, amortization expense related to capitalized software costs was $1.3 million. As discussed in Note 15, we wrote-off $3.7 million of deferred financing costs in 2006 related to the prior credit facility and paid and capitalized $5.1 million related to the Senior Secured Term Loan. For the years ended December 31, 2006 and 2005, amortization expense related to deferred financing costs was $0.6 million and $0.6 million, respectively, and $0.2 million for the one month period ended December 31, 2004. There was no amortization expense related to deferred financing costs during the Predecessor eleven months ended November 30, 2004.

9. Accrued Liabilities

Accrued liabilities are as follows:

	December 31,
	2006	2005
	(In millions)
Accrued salaries and wages	$14.1	$16.1
Other	6.9	3.0

Accrued liabilities	$21.0	$19.1

10. Restructuring and Other Similar Costs

For the year ended December 31, 2006, we recognized $8.0 million in restructuring expense related to severance benefits for certain Austell, Georgia facility employees and the Canada warehouse closure, $5.5 million related to the North America plant and corporate headquarter consolidation and $0.2 million of other costs related to the SI acquisition.

Restructuring accruals are summarized as follows:

	December 31,
	2006	2005	2004
Balance at beginning of period	$1.7	$0.9	$0.9
Reserves from SI acquisition	1.7	—	—
Cash payments	(14.8)	(0.5)	(0.6)
Accrual for new committed / announced program	13.5	1.3	1.1
Excess accrual reversal	—	—	(0.5)

Balance at end of period	$2.1	$1.7	$0.9

Restructuring reserves by program:

	Restructuring Liabilities From SI Acquisition	S,G & A Redundancies	Shift Reduction in Germany	Early Retirement Program in Germany	North America Plant Consolidation	Total
	(in millions)
Balance at January 1, 2006	$—	$—	$1.0	$0.7	$—	$1.7
Reserves from SI acquisition	1.7	—	—	—	—	1.7
Severance, relocation and restructuring accruals	0.2	8.0	—	—	5.3	13.5
Severance, relocation and restructuring payments	(1.3)	(6.9)	(1.0)	(0.3)	(5.3)	(14.8)

Balance at December 31, 2006	$0.6	$1.1	—	$0.4	—	$2.1

Restructuring Liabilities from SI Acquisition

With the SI acquisition, $1.7 million in restructuring liabilities were included on the January 31, 2006 opening balance sheet related to the former SI restructuring activities. The majority of the related cash payments were completed during 2006, with the final payments expected to be paid during 2007 and 2008.

Selling, General and Administrative Redundancy

Beginning in the first quarter of 2006, as part of integrating the newly acquired SI with the Company and as part of relocating our headquarters to Chattanooga, Tennessee, most of the Austell, Georgia employees were made redundant, including our former Chief Executive Officer and former Chief Financial Officer. In accordance with their separation agreements, during 2006 we made a lump sum payment to our former Chief

Executive Officer of approximately $1.1 million and a lump sum payment of approximately $0.5 million to our former Chief Financial Officer. We recorded $5.3 million of expense related primarily to other Austell, Georgia employees. At December 31, 2006, we had accrued $1.1 million related to severance for redundancies primarily for selling, general and administrative positions, including approximately $0.9 million related to future payments due to the former Chief Executive and Chief Financial Officers. Payments of $0.8 million are expected to be paid in 2007 and $0.3 million expected to be paid in 2008.

Shift Reduction and Early Retirement in Germany

At December 31, 2006, the remaining reserve of $0.4 million relates primarily to liabilities under a government regulated early-retirement program for certain qualifying employees in our Germany location. The amounts will be paid over several years, dependent upon the retirement dates of the applicable employees.

North America Plant Consolidation

During the first quarter of 2006, we developed a plan to restructure our Seneca, South Carolina plant. Related costs consist of severance and employee relocation costs of approximately $1.3 million and equipment relocation costs of approximately $3.3 million. Non-cash equipment impairment charges of approximately $5.7 million were recorded in 2006 as impairments of long-lived assets for the diminished value of the Seneca equipment, as well as an impairment charge of $4.1 million related to Seneca’s land, land improvements and building. The Seneca, South Carolina plant closure and relocation process began in July 2006 and was completed in December 2006. We also recognized as North America Plant Consolidation expense $0.4 million for the Canada warehouse closure and $0.3 million of lab and other relocation expenses for North America. Restructuring charges were recorded during 2006 under Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), as employees continued to provide service in the fourth quarter of 2006.

The following table represents restructuring reserves and payments by reportable segment at December 31, 2006:

	Concrete Fiber	Furnishings	Geosynthetics	Industrial Products	Europe	Total
	(in millions)
Balance at January 1, 2006	$—	$—	$—	$—	$1.7	$1.7
Reserves from SI acquisition	—	1.1	0.6	—	—	1.7
Severance, relocation and restructuring accruals	0.8	7.0	4.6	1.1	—	13.5
Severance, relocation and restructuring payments	(0.7)	(7.2)	(4.7)	(0.9)	(1.3)	(14.8)

Balance at December 31, 2006	$0.1	$0.9	$0.5	$0.2	$0.4	$2.1

On June 20, 2005, a fully executed Separation Agreement and Mutual General Release of Claims, dated as of June 1, 2005 among the Company, Propex Holdings Inc.,

our parent corporation, and our initial former President and Chief Executive Officer, was delivered to the Company. The Agreement provided for severance and a partial year 2005 bonus of $1.1 million, both of which were paid in 2005 and included in selling, general and administrative expenses for the year.

On November 28, 2005, Propex Fabrics GmbH, a subsidiary of Propex Inc., agreed with the local Works Council to a restructuring program for its Gronau, Germany production facility. Severance and other termination benefits of $1.3 million were recorded in the fourth quarter of 2005. This restructuring eliminated excess capacity and reduce costs in response to lower European sales demand. The program reduced the production schedule to five days per week from seven days per week, thereby eliminating the weekend production shift. The completion of the transition in February 2006 to a five-day per week production schedule reduced the workforce by approximately 60 employees.

11. Pension Benefits

We sponsor two defined benefit pension plans in the U.S. for salaried and hourly employees who have completed a qualifying length of service. However, there is no defined benefit pension plan applicable to employees of the newly acquired SI. We operate an unfunded defined benefit pension plan in Germany and a funded defined benefit plan in Brazil, which are available to all employees after meeting certain service levels. Benefits for all plans are generally based on employees’ years of service and salary levels. For the U.S. plans, contribution amounts are determined by independent actuaries using an actuarial method that has an objective of providing an adequate fund to meet pension obligations as they mature.

In 2005, we restructured our retirement compensation for our U.S salaried employees. In May 2005, we amended our U.S. Cash Value Retirement Plan (the “Cash Value Plan”) for salaried employees to curtail earned benefits under such plan as of August 31, 2005. The Cash Value Plan was closed to new participants on June 10, 2005. Our U.S. Cash Balance Retirement Plan (the” Cash Balance Plan”) for hourly employees was not changed, but that plan was also closed to new participants on June 10, 2005.

We performed an actuarial remeasurement of the U.S. Cash Value Retirement Plan as of the August 2005 curtailment date and recognized a gain of $7.0 million as a result of the reduction in projected benefit obligation. Additionally, we recalculated periodic pension cost at the date of the curtailment. As a result, we recorded a loss during the quarter of $1.0 million due primarily to reducing the discount rate from 5.75% to 5.5% to reflect lower interest rates and to align the rate with the shortened period of anticipated benefit payments. The net effect of these two events resulted in a net curtailment gain of $6.0 million for 2005.

The consolidation of Propex and SI required the elimination of duplicate assets and as a result certain manufacturing facilities were closed and manufacturing relocated. The closing of facilities resulted in a partial plan termination during the fourth quarter of 2006 for the U.S. Cash Balance Retirement Plan. Under a partial plan termination, an employee whose employment is involuntarily terminated or who is notified that his or her employment will be involuntarily terminated and leaves the Company voluntarily after receiving such notification is a qualifying employee and is retroactively 100% vested in any previously earned benefits under the pension plan.

During the third quarter of 2006, we amended the Cash Balance Plan for hourly employees to freeze earned benefits as of August 1, 2006 and recognized a curtailment gain of $0.4 million. Also during 2006, we recorded settlement losses and costs related to special termination benefits to certain of our former employees from the hourly and salaried U.S. pension plans of $1.2 million. The Plans experienced $19.4 million of lump-sum distributions during 2006 related to employee terminations as a result of restructuring.

Beginning in the second quarter of 2006, we increased matching contributions for salaried employees to 100% of employee contributions up to 6% of pay, as pay is defined in the 401(k) plan. In addition, we match 50% of hourly employee contributions up to 6% of eligible pay, as pay is defined in the 401(k) plan. We paid $3.3 million and $1.0 million in matching 401(k) contributions in the years ended December 31, 2006 and 2005, respectively.

The weighted-average assumptions used to determine benefit obligations, net periodic benefit costs and return on assets of the pension plans as of December 31 (the measurement date), are summarized as follows:

	Year ended December 31, 2006			Year ended December 31, 2005
	U.S.	Brazil	Germany	U.S.		Brazil	Germany
Used to determine benefit obligations:
Discount rate	5.875%	10.25%	4.70%	5.875%		5.00%	4.25%
Future salary increases	N/A	7.10	2.50	4.00	(1)	2.00	2.50
Used to determine net periodic benefit cost:
Discount rate	5.875%	10.25%	4.70%	5.75%		6.00%	4.25%
Expected return on assets	8.00	10.25	N/A	8.00		6.00	N/A
Compensation increase	4.00 [1]	7.10	2.50	4.00	(1)	2.00	2.50

(1)	Applicable to U.S. Cash Balance Retirement Plan for 2005. For the curtailed U.S. Cash Value Retirement Plan, the compensation increase assumption is not relevant.

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

	Year ended December 31, 2006	Year ended December 31, 2005
	(in millions)
Change in pension obligation
Benefit obligation at beginning of year	$111.2	$120.3
Service cost	1.7	3.3
Interest cost	6.1	6.3
Benefits paid	(1.6)	(10.3)
Curtailment (gain) / loss	(0.4)	(7.0)
Loss on settlement payments	1.4	—
Special termination benefits	0.3	—
Settlement payments	(19.4)	—
Actuarial (gain)/ loss	(0.6)	1.7
Impact of change in foreign exchange rates	2.7	(3.1)

Benefit obligation at end of year	$101.4	$111.2

Change in plan assets
Fair value of plan assets at beginning of year	$60.8	$63.0
Actual return on plan assets	6.5	4.2
Employer contributions	8.3	3.9
Benefits paid	(1.4)	(10.3)
Settlement payments	(19.4)	—

Fair value of plan assets at end of year	$54.8	$60.8

Reconciliation of funded status
Funded status	$(46.6)	$(50.4)
Unrecognized prior service cost	—	—
Unrecognized transition obligation	—	—
Unrecognized actuarial loss	3.0	4.1

Net amount recognized in the balance sheet	$(43.6)	$(46.3)

Amounts recognized in the consolidated balance sheets for postretirement plans consist of:

Balance sheet components	December 31, 2006	December 31, 2005
	(in millions)
Prepaid expenses and other current assets	$0.3	$—
Accrued pension liability	(46.0)	(47.3)
Accumulated other comprehensive income	2.1	1.0

Net amount recognized in the balance sheet	$(43.6)	$(46.3)

The components of net periodic pension expense are as follows:

				Predecessor (Note 1)
Components of net periodic pension cost	Year ended December 31, 2006	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004
	(in millions)
Service cost	$1.7	$3.3	$0.3	$3.2
Interest cost	6.1	6.3	0.6	7.0
Expected return on plan assets	(5.5)	(5.4)	(0.4)	(5.2)
Amortization of transition amount	—	—	—	1.3
Amortization of prior service cost	—	—	—	(0.2)
Settlements, curtailments and other	0.9	—	—	—
Amortization of unrecognized actuarial (gain) / loss	0.5	—	—	(0.4)
Special termination benefits	0.3	—	—	—

Periodic pension cost before curtailment	4.0	4.2	0.5	5.7
Curtailment gain	(0.4)	(6.0)	—	—

Net periodic pension cost	$3.6	$(1.8)	$0.5	$5.7

The accumulated benefit obligation for the defined benefit pension plans was $92.2 million and $102.9 million at December 31, 2006 and 2005, respectively.

We contributed $8.3 million and $3.9 million to our worldwide pension plans during the year ended December 31, 2006 and 2005, respectively. We expect to contribute $6.1 million to our U.S. pension plans in 2007. Our contributions to non-U.S. plans in 2007 are not expected to be significant.

Benefits expected to be paid in the next 10 years are as follows:

	U.S.		Brazil	Germany	Total
	Cash Balance	Cash Value
	(In millions)
2007	$5.5	$6.1	$—	$0.3	$11.9
2008	4.5	2.1	—	0.3	6.9
2009	4.4	1.9	—	0.4	6.7
2010	4.2	1.8	—	0.5	6.5
2011	4.3	2.2	0.1	0.6	7.2
Thereafter through 2016	20.9	6.6	0.4	4.7	32.6

Total	$43.8	$20.7	$0.5	$6.8	$71.8

Plan Assets

Pension plan asset allocations at December 31, 2006 and 2005 by asset category, are as follows:

	2006		2005
	US Cash Value	US Cash Balance	US Cash Value	US Cash Balance
U.S. equity	68%	61%	67%	69%
Non – U.S. equity	32%	39%	33%	31%
Fixed income	—	—	—	—
Cash	—	—	—	—
Other	—	—	—	—

Total	100%	100%	100%	100%

Pension plan assets are held in a trust. The primary objective of the trust is to accumulate a pool of assets sufficient to meet the obligations of the various plans. We invest the assets of the trust in a manner consistent with our fiduciary obligations and principles that reflect current prudent and appropriate practices in portfolio management.

12. Other Postretirement Benefits

We provide certain health care and life insurance benefits for retired Propex, Inc. employees in the United States. Costs borne by us for retirees are based on age and length of service at retirement. The health care benefits are provided through our medical benefit plan, and a Group Term Life Insurance Plan. For U.S. employees of the newly acquired SI, there are no postretirement benefits. During 2006, the postretirement benefits plan was curtailed as a result of a substantial reduction in the number of participants related to ongoing restructuring and North America plant consolidation and a gain on curtailment of $1.8 million was recorded in the statement of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-1), which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. As of December 31, 2006, the accumulated postretirement benefit obligation and net periodic benefit costs do not reflect amounts associated with the subsidy as we are unable to conclude whether the benefits provided by our plan are actuarially equivalent to Medicare Part D under the 2003 Medicare Act.

The benefit obligation at December 31, 2006 and 2005 are as follows:

Change in benefit obligation	Year ended December 31, 2006	Year ended December 31, 2005
	(in millions)
Benefit obligation at beginning of period	$4.8	$4.7
Service cost	0.2	0.2
Interest cost	0.3	0.3
Curtailment gain	(1.8)	—
Actuarial (gain) / loss	0.1	(0.4)

Benefit obligation at end of period	$3.6	$4.8

The reconciliation of the funded status of the plan at December 31, 2006 and 2005 are as follows:

Reconciliation of funded status	Year ended December 31, 2006	Year ended December 31, 2005
	(in millions)
Funded status	$(3.6)	$(4.8)
Unrecognized prior service cost	(0.2)	—
Unrecognized actuarial (gain) loss	—	(0.4)

Net amount recognized in the balance sheet under accrued pension and other postretirement benefit liabilities	$(3.8)	$(5.2)

The components of net periodic benefit cost of the plan are as follows:

				Predecessor (Note 1)
Components of net periodic benefit cost	Year ended December 31, 2006	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30. 2004
	(in millions)
Service cost	$0.2	$0.2	$—	$2.4
Interest cost	0.3	0.3	—	4.0
Amortization of unrecognized actuarial loss	—	—	—	3.0

Net periodic benefit cost before curtailment gain	$0.5	$0.5	—	$9.4
Curtailment gain	(1.8)	—	—	—

Net periodic benfit cost	(1.3)	$0.5	—	$9.4

The weighted-average assumptions used in calculating the other postretirement benefit obligations at December 31 (the measurement date), and related costs were as follows:

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months Ended November 30, 2004
Used to determine benefit obligations:
Discount rate	5.75%	5.75%	5.75%	6.00%
Used to determine net periodic benefit cost:
Discount rate	5.75%	5.75%	5.75%	6.00%

The assumed rates of future increases in per capita cost of health care benefits (health care cost trend rate) for 2007 are 8.0% declining gradually to 6% respectively for the year 2009 and subsequent years. The assumed rates of future increases in per capita cost of health care benefits (health care cost trend rate) for 2007 was 8.0% for those beneficiaries under age 65 declining gradually to 6.0% for the year 2009 and subsequent years.

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. A one-percentage point change in assumed health care cost trend rates for the postretirement benefit plan would have the following effects:

	One-Percentage Point
	Increase	Decrease
	(in millions)
Effect on total service and interest cost for 2007	$—	$—
Effect on 2006 postretirement benefit obligation	0.3	(0.3)

Benefits expected to be paid in the next 10 years are as follows:

(in millions)
2007	$—
2008	—
2009	—
2010	0.1
2011	0.1
2012 to 2016	2.3

Total	$2.5

13. Stock Compensation Plan

Propex Holdings Inc., our parent corporation, has a stock-based compensation plan for the benefit of the directors, officers and certain employees and consultants of Propex Inc., the 2005 Stock Awards Plan (the “2005 Plan”). The plan is designed to attract able persons to the Company and its Affiliates and to provide a means whereby those employees and consultants can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company and their desire to remain in its employ or service. The Plan provides for granting incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, non-vested (restricted) stock awards, performance awards, phantom stock awards, or any combination thereof. The terms and conditions of awards under the 2005 Plan are determined by the Compensation Committee for each grant. The 2005 Plan limits the aggregate number of shares of stock (irrespective of class) that may be issued to an individual under the Plan not to exceed 57,750 shares. The grant date of options is determined in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), and our policy is to consider the date of communication of the grant to the grantee, which is within a reasonable time following the approval of the grant by the Board, as the grant date.

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

Between October 24, 2005 and December 31, 2005, Propex Holdings Inc., our parent corporation, awarded 64,350 nonqualified common stock options and 9,000 shares of non-vested stock to key employees, officers, and directors. The options vest in increments of 25% per year for years two through five and the non-vested stock awards vest at the end of five years. The expense is recognized straight-line over the vesting period. As a result of the SI acquisition and the subsequent restructuring, a significant number of options were forfeited during 2006 by former employees. In February, 2006, the board of directors increased the number of shares available for issuance under the 2005 Plan to 105,000. Both the stock options and the non-vested stock awards granted in 2005 have 5-year vesting periods and the stock options have 10-year maximum terms.

During the fourth quarter of fiscal year 2006, we granted 57,900 nonqualified stock options (the “Options”) from the 2005 Plan to certain members of management. Total compensation cost to be recognized over the vesting period for options granted during 2006 was $3.4 million, and $0.4 million of this amount was recorded in selling, general and administrative expense as compensation expense in 2006. During the year ended December 31, 2006, we recognized compensation expense of $0.3 million related to the modification of options of the former Chief Financial Officer in conjunction with a separation agreement dated May 3, 2006 and a modified separation agreement on November 27, 2006. The terms of the modification and the related compensation expense are presented in the table below. Options granted during 2006 vest in four equal tranches in approximately three years from the date of grant. The first 25% vested as of February 20, 2007 and continue to vest 25% each year through 2010.

For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes-Merton pricing model. We chose the Uniform method to evaluate any partial life cycle adjustment to be made to the historical expected term estimate. The Uniform method assumes that any outstanding and unexercised share-based payment awards will be exercised evenly over the remaining life cycle years for each year’s grant. Expected volatility for awards granted in fiscal 2006 was based on the daily historical trading data of similar companies for a period equivalent to the expected term of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the stock awards. Our credit agreements preclude us from declaring shareholder dividends, resulting in a zero expected dividend yield in our valuation model. The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	2006 Grants	2005 Grants [1]
Risk-free interest rate	4.52%	4.25%
Expected dividend yield	0%	0%
Expected volatility factor	54.9%	0%
Expected option term (in years)	5.5	5

(1) –	In accordance with SFAS No. 123, we used the minimum value method with an effective volatility factor of zero in calculating fair value.

The following table summarizes information about the stock options outstanding under our 2005 Option Plan as of December 31, 2006 and 2005:

	Year Ended
	December 31, 2006		December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding, beginning of year	64,350	$100	—	$—
Granted	57,900	108	64,350	100
Exercised	—	—	—	—
Forfeited	(25,900)	100	—	—

Options outstanding, end of year	96,350	$105	64,350	$100

Exercisable, at end of year	11,175	$100	—	—

The weighted average grant date fair value of options granted during 2006 was $58.71 and the minimum value of options granted during 2005 was $19.14. The weighted average remaining contractual term of options granted during 2006 and 2005, was 9.8 years and 8.8 years, respectively. The weighted average remaining contractual term for options exercisable at the end of December 31, 2006 was 8.8 years. The weighted average intrinsic value at December 31, 2006 was $0.1 million. As of December 31, 2006, there was $3.0 million of unrecognized compensation cost related to non-qualified stock options granted under the 2005 plan.

A summary of the status of our non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted Average Grant date Fair Value
Non-vested shares at January 1, 2006	9,000	$100
Granted	—	—
Vested	—	—
Forfeited	(5,000)	100
Redeemed	(200)	100

Non-vested shares at December 31, 2006	3,800	$100

As of December 31, 2006, there was $0.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2005 plan. That cost is expected to be recognized over a period of 4 years.

During the year ended December 31, 2006, the options of the former Chief Financial Officer were modified in conjunction with a separation agreement dated May 3, 2006, and the vesting terms were again modified on November 27, 2006. Terms of the two modifications are as follows:

	Modification May 3, 2006	Modification November 27, 2006
Share options granted	3,750	3,750
Options vested in 2006	2,500	—
Share price at the grant date	$100	$100
Exercise price	$108	$108
Contractual term of options (in years)	10	10
Vesting term (in years)	1.66	9

Compensation expense recorded under SFAS No. 123(R) in connection with the modifications was measured using a Black-Scholes-Merton pricing model. For the year ended December 31, 2006, we recorded incremental compensation expense of $0.3 million related to the modifications. The compensation expense is included in selling, general and administrative expense in the 2006 condensed consolidated statement of operations. The fair value of the 2,500 options vested during 2006 under the terms of the separation agreement was not material.

The fair value of the May 3, 2006 modification was estimated on the date of modification using a risk-free interest rate of 5.02%, an expected volatility factor of 59.3%, an expected option term of 5.5 years and a zero expected dividend yield. The fair value of the November 27, 2006 modification was estimated using a risk-free interest rate of 4.54%, an expected volatility factor or 57.7%, an expected option term of 9 years and a zero expected dividend yield.

14. Income Taxes

Income (loss) before income taxes consist of the following:

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	One Month ended December 31, 2004	Eleven months ended November 30, 2004
	(in millions)
U.S. operations	$(1.0)	$18.7	$(5.1)	$6.8
Non–U.S. operations	4.5	5.5	(1.7)	8.3

	$3.5	$24.2	$(6.8)	$15.1

The provision (benefit) for income taxes consists of the following:

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	One Month ended December 31, 2004	Eleven months ended November 30, 2004
	(in millions)
Current:
Federal	$—	$0.2	$—	$5.2
State	—	—	—	1.0
Non – U.S.	0.1	1.1	0.1	2.0

	0.1	1.3	0.1	8.2
Deferred:
Federal	2.4	$7.4	$(1.7)	$(2.6)
State	(0.7)	0.5	(0.2)	(0.5)
Non – U.S.	(0.1)	1.0	(0.3)	0.2

	1.6	8.9	(2.2)	(2.9)

Total	$1.7	$10.2	$(2.1)	$5.3

The major components of deferred tax assets and liabilities were as follows:

	Year ended December 31,
	2006	2005
	(in millions)
Deferred tax liabilities:
Property, plant and equipment	$19.9	$5.3
Prepaid insurance	—	1.0
Intangible assets	0.4	0.4
Foreign dividends	—	0.8
Other	—	1.1

Total deferred tax liabilities	20.3	8.6
Deferred tax assets:
Property, plant and equipment	0.5	1.7
Accrued liabilities	6.5	2.1
Net operating loss carryforwards	35.5	17.6
Recoverable asset tax	5.1	5.2
Pension and postretirement medical	12.0	13.2
Foreign tax credit	2.5	—

Other	6.2	5.2

	68.3	45.0
Valuation allowance	(34.7)	(25.7)

Total deferred tax assets, net of valuation allowance	33.6	19.3

Net deferred tax asset	$13.3	$10.7

As of December 31, 2006, we had net operating loss carryforwards of approximately $98.9 million. As of December 31, 2006, $29.7 million related to U.S. federal and state income taxes and $69.2 million related to Mexico, Germany and Hungary. A valuation allowance has been recorded against the net deferred tax assets of Mexico, Germany, Hungary and Canada. A valuation allowance of $1.6 million has been placed against the U.S. foreign tax credit. The U.S. federal and state net operating loss carryforwards of $29.7 million will expire on various dates through 2026. The net operating loss carryforwards in Mexico of $7.3 million will expire on various dates through 2016; net operating loss carryforwards in Germany of $52.7 million do not expire. The net operating loss carryforwards in Hungary total $8.5 million of which $7.6 million do not expire. Net operating loss carryforwards in Canada of $0.7 million will expire in 2016. Approximately $5.4 million of our existing $34.7 million valuation allowances, if reversed in future periods, will reduce intangible assets. The reversal of valuation allowances of $0.6 million and $2.1 million for the year ended December 31, 2006 and 2005, respectively, reduced intangible assets in each of those years.

We do not provide for U.S. federal income taxes or benefits on the undistributed earnings or losses of our international subsidiaries because it is our intention to permanently reinvest these earnings. Should these earnings be distributed in the form of dividends, we would be subject to U.S. federal income taxes and withholding taxes in various international jurisdictions. These taxes would be partially offset by U.S. foreign tax credits or foreign tax deductions.

Brazilian companies, including our Company, are permitted to pay interest on shareholders’ equity as an alternative form of payment of dividends. These payments may be deducted when calculating Brazilian income tax and social contribution tax. For U.S. GAAP purposes, these payments are treated as dividends. On December 27, 2006, our Brazilian subsidiary paid a cash dividend to the United States to realize the Brazilian tax benefit.

On December 18, 2006, there was a change in German tax law related to tax credits that arose for differences between the tax rates attributable to undistributed versus distributed pre-2001 retained earnings (the “Corporate Tax Credit”). Under the new tax law, the remaining Corporate Tax Credit of $1.0 million determined as of December 31, 2006, will be paid out in ten equal installments over a ten year period. The ten year payment period begins in 2008 and ends in 2017 and is not contingent upon future taxable income.

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate as follows:

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	One Month ended December 31, 2004	Eleven months Ended November 30, 2004
	(in millions)
Tax computed at statutory rate	$1.2	$8.4	$(2.4)	$5.0
Permanent income tax disallowances	0.2	0.3	0.7	—
State taxes, net of federal benefit	0.2	0.6	(0.2)	0.3
Foreign tax rate differences	0.9	(0.5)	0.3	—
Valuation allowances	0.2	1.4	(0.5)	—
German tax law change	(1.0)	—	—	—

	$1.7	$10.2	$(2.1)	$5.3

15. Long-term Debt

Total long-term debt at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan due 2011	—	104.5
Senior secured term loan due 2012	239.2	—

Total	389.2	254.5

Less: current maturities of senior secured term loans	(31.4)	(9.7)

Total long-term debt	$357.8	$244.8

Scheduled repayments on the remaining senior secured term loan and the $150 million of 10% senior notes at December 31, 2006 are as follows (in millions):

2007	$31.4
2008	11.4
2009	11.4
2010	11.4
2011	11.4
Thereafter	312.2

$389.2

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

Senior Secured Term Loan

On January 31, 2006, we entered into a new Credit Agreement by and among the Company, as borrower, the lenders named in the agreement and BNP Paribas, as Administrative Agent, to refinance our credit facility and to raise additional funds for the SI Acquisition. The new Credit Agreement, due July 31, 2012, provides for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50 million revolving credit facility and a $50 million bridge loan facility. This Credit Agreement replaces the credit agreement dated as of December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent. Similar to the prior credit facility, the new credit facility is guaranteed by Propex Holdings Inc., our parent corporation, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66.0% of the capital stock of our foreign subsidiaries.

At management’s discretion, the loan bears interest at either, LIBOR plus 2.25%, or a base rate plus 1.25%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates.

The initial uses of funds from the new credit facility were as follows: $198.7 million in partial payment toward the SI Acquisition purchase price, $105.2 million to repay the outstanding principal and interest amounts under the prior credit facility and $5.1 million in related transaction costs.

In April 2006, as required by the terms of the new credit facility, we used the estimated after-tax proceeds from the sale of our Roanoke, Alabama plant to repay the entire $50 million bridge loan and to repay $11.5 million of the $260.0 million term loan.

On January 26, 2007, we entered into the Second Amendment to Credit Agreement and Limited Waiver with the lenders, BNP Paribas, as Administrative Agent, and our parent corporation and certain of its subsidiaries, as Credit Support Parties. The Second Amendment waived our compliance with the financial covenants contained in the Credit Agreement for the fourth quarter of 2006, adjusted the financial covenants for the following five quarters ending March 31, 2008, increased the interest rate by 0.75% to LIBOR plus 3% or a base rate plus 2%, and required us to pay $20 million in debt related to the credit facility from cash on hand. While we believe that we will comply with our adjusted financial covenants throughout 2007, we can make no such guarantee. Failure to comply with covenants contained in the Company’s Credit Agreement in future periods, if not waived or amended, would result in a default under the agreement. Under an event of derault, the lender may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations immediately due and payable, or (c) terminate future advances. Any default under the Company’s Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

Revolving loan agreement

The Credit Agreement provides a revolving line of credit of $50 million subject to a monthly borrowing base calculation based on inventories and receivables. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit, subject to the limits of the borrowing base. As of December 31, 2006, there were no amounts drawn on the revolver and there were $7.4 million of letters of credit outstanding, leaving $18.3 million of availability as of December 31, 2006 under our $50 million revolving line of credit.

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

16. Commitments and Contingencies

From time to time, the Company is subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, we believe that, taking into account the indemnification by BP Amoco Chemical Holding Company under the purchase agreement for certain potential pre-closing liabilities (described below), and our current insurance coverage, none of the litigation or legal proceedings in which we are currently involved could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

We are subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by us or other parties.

In connection with the acquisition from BP, BP retained responsibility and has indemnified us for certain identified environmental liabilities upon selling the business on December 1, 2004. These indemnified liabilities were estimated at $1.0 million at the date of the acquisition from BP and $1.1 million at December 31, 2006 and 2005, respectively. This estimate may change as future events occur. A long-term liability and corresponding receivable from BP is recorded on the balance sheet as of December 31, 2006 and 2005 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at our facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally our responsibility. At December 31, 2006, we are not aware of any material environmental liabilities beyond the above-indemnified liabilities.

Fibermesh litigation

SI Concrete Systems, Inc., a subsidiary of the Company, is a named defendant in a lawsuit filed in southern California relating to Fibermesh® polypropylene fibers, one of the fiber product lines. The case alleged that Fibermesh® polypropylene fibers were defective when used as a substitute for steel wire mesh as reinforcement in concrete, and that SI Concrete Systems, Inc. falsely represented its suitability for that use. On March

19, 2007, the presiding judge entered an order that approved a settlement on the claim and directed that all cross-complaints pending against Propex, whether actually filed or deemed to be filed, were dismissed with prejudice. The settlement approved by the court provided that Propex is to deliver data and test results which Propex had obtained in connection with the case. We are not required to pay any money to any party in connection with the settlement of this claim. The order is subject to certain appeal rights by parties who were adversely affected by the order. Except for the above case, all the previously outstanding cases or related threatened litigation, were settled or otherwise resolved during or before 2006 for amounts immaterial to our financial position, operations or cash flows.

Commitments

At December 31, 2006, we did not have minimum purchase commitment contracts for polypropylene. We procure polypropylene on a “spot basis” at the current market price. In Europe and Brazil, we source our polypropylene from a limited number of suppliers with which we have or are negotiating annual formal or informal supply agreements. The agreements are pricing and rebate contracts that do not require minimum purchase commitments except in order to receive discounted pricing.

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

Leases

The Company leases certain facilities and equipment under noncancelable operating leases expiring at various dates through 2010. A number of these leases contain renewal options. The future minimum payments under noncancelable operating leases are summarized below as of December 31, 2005 (in millions):

2007	$3.8
2008	$2.5
2009	$1.4
2010	$0.6
2011	$0.2
Thereafter	$0.1

$8.6

Rent expense was $4.1 million and $2.5 million for the years ended December 31, 2006 and 2005, respectively and $0.3 million for the one month period ended December 31, 2004. Rent expense for the Predecessor eleven months ended November 30, 2004 was $2.4 million.

17. Business Segment and Geographic Area Information

We operate generally within three geographic regions, North America, Europe and Brazil. The North America region operates within four reporting segments, furnishings, geosynthetics, concrete and industrial products. As a result of the SI Acquisition in the first quarter of 2006, we reevaluated and revised our North American reportable segments. Our historical results have been restated to reflect the new reportable segments.

•

Previously, geotextile fabrics had been combined with Propex’s other industrial fabric product lines/operating segment. However, given the increased size and significance of the geotextile operating segment (which now comprises more than 18% of worldwide revenues) and the increased diversity of products within the industrial products operating segment as a result of the SI Acquisition, it was no longer appropriate to combine these two operating segments. These products have been broken out and now constitute a separate Geosynthetics reporting segment.

•

The prior Industrial Fabrics reporting segment was renamed as the Industrial Products reporting segment due to the new inclusion of fiber sales. This segment continues to include products for use in various industrial applications such as bags/packaging for carrying chemicals, commodities and protective membrane for home construction, filtration, trampoline fabrics and with the SI Acquisition, now includes intermediate fibers sold to other manufacturers to make similar products. This segment continues to include all of our Mexico business activity because of its relatively small size (accounting for less than 5% of Propex’s worldwide revenues) and because its products are predominantly industrial products.

•

Concrete Fiber was added as a new reporting segment. Although the Concrete Fiber operating segment represents less than 10% of worldwide revenues, this operating segment is managed independently from the other current operating segments and has certain differences in business attributes versus the other operating segments. Notwithstanding its grouping as one of the four North America reporting segments, this segment also includes our concrete fiber sales in Europe.

•	There were no changes to our prior North America Furnishings segment or the two international segments – Europe and Brazil.

As of the first quarter of 2006, our reportable segments are summarized as follows:

•	North America

•	Furnishings

•	Geosynthetics

•	Concrete fiber

•	Industrial products

•	Europe

•	Brazil

The furnishings segment includes the manufacture and sale of various woven and nonwoven fabrics primarily to carpet, furniture and bedding manufacturers for incorporation into their various manufactured products. Our geotextile fabrics are tough, versatile materials that lower the cost, enhance the performance and extend the life of civil engineering projects, with end use applications such as road construction, erosion control, drainage and soil reinforcement and landfill waste containment. Our concrete fiber product line applications include reinforcement for residential and commercial concrete slabs, pavements, mines, tunnels, and pre-cast concrete. We have pioneered the use of polypropylene fibers as a secondary reinforcement for concrete to provide benefits over traditional materials such as wiremesh. The industrial products segment includes the manufacture and sale of woven and nonwoven fabrics into various industrial applications such as geotextile end-uses, fabric bags/containers and protective coverings. The industrial products segment also includes all of the Mexico manufacturing and selling activity because the majority of its activities relate to industrial fabric products.

The Europe regional segment primarily sells furnishing products to carpet manufacturers, along with some industrial fabric geotextile products.

The Brazil regional segment primarily sells industrial products along with carpet backing, which is a furnishings product.

Segment sales are based on the location of the selling entity rather than the location of the customer. For example, European export sales to customers in Egypt or other non-European locations are included in the Europe regional segment results.

Measure of Segment Profit or Loss and Segment Assets

Prior to the December 1, 2004 BP Acquisition, segment profitability was measured by pre-tax earnings from continuing operations net of interest expense, allocated BP corporate costs and the U.S. LIFO adjustment. Beginning December 1, 2004, BP corporate costs are no longer applicable due to our separation from BP, and the LIFO adjustment is no longer applicable due to the adoption of FIFO accounting.

Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers.

Our assets, which are recorded by country, are not allocated to product segments within the North America regional segment because assets can be used to produce products in either segment. However, depreciation is allocated between segments based on how the assets are used during the reporting period.

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004
	(in millions)
Net revenue:
Revenue from external customers:
North America (including U.K. for concrete fiber)
Furnishings	$320.4	$394.1	$27.1	$327.6
Geosynthetics	139.7	75.3	4.2	66.9
Concrete Fiber	63.4	—	—	—
Industrial Products	81.4	51.6	3.6	48.2
Europe (excluding U.K. for concrete fiber)	99.9	93.8	5.7	87.3
Brazil	38.0	40.7	2.8	36.2

Total revenue from external customers	$742.8	$655.5	$43.4	$566.2
Intersegment revenue:
North America (including U.K. for concrete fiber)
Furnishings	14.3	2.6	1.2	1.8
Geosynthetics	—	—	—	—
Concrete fiber	0.2	—	—	—
Industrial products	3.3	—	—	0.3
Europe (excluding U.K. for concrete fiber)	26.0	—	—	0.1
Brazil	—	—	—	—

Total intersegment revenues	43.8	2.6	1.2	2.2

Total revenues	786.6	658.1	44.6	568.4
Reconciling items:
Intersegment revenues	43.8	2.6	1.2	2.2

Total net revenue	$742.8	$655.5	$43.4	$566.2

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months Ended November 30, 2004
	(in millions)
Depreciation and amortization expense:
North America (including U.K. for concrete fiber)
Furnishings	$13.8	$13.2	$1.0	$12.0
Geosynthetics	6.9	1.9	—	—
Concrete fiber	2.6	—	—	—
Industrial products	4.3	2.0	0.3	5.3
Europe (excluding U.K. for concrete fiber)	1.3	1.3	0.1	4.6
Brazil	1.3	1.4	0.1	0.4

Total depreciation and amortization expense	$30.2	$19.8	$1.5	$22.3

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004
	(in millions)
Segment income (loss):
North America (including U.K. for concrete fiber)
Furnishings	$15.9	$42.3	$(2.9)	$31.9
Geosynthetics	(5.2)	3.3	(0.5)	(7.6)
Concrete fiber	(8.5)	—	—	—
Industrial products	(7.6)	(2.5)	(0.7)	0.1
Europe (excluding U.K. for concrete fiber)	1.5	0.6	(0.6)	(0.4)
Brazil	1.1	2.4	(0.3)	6.7

Total segment income (loss)	(2.8)	46.1	(5.0)	30.7
Reconciling items:
Gain from Roanoke plant sale	(44.5)	—	—	—
LIFO expense	—	—	—	5.9
Parent costs [2]	—	—	—	4.1
Interest expense, net	38.2	21.9	1.8	5.6

Total income (loss) before income taxes	$3.5	$24.2	$(6.8)	$15.1

Other data:
Worldwide sales volumes (million square yards for fabric sales)	2,174	2,546	186	2,566
Worldwide sales volumes (million pounds for fiber sales)	86.9	N/A	N/A	N/A
Unit net spread, $ per square yard [1]	$0.202	$0.142	$0.145	$0.132
Unit net spread, $ per pound [1]	$0.691	N/A	N/A	N/A

(1) –	Unit net spread is defined as revenue less raw material cost on a per square yard basis for predominately polypropylene based fabric sales and a per pound basis for polypropylene based fiber sales.

(2) –	Represents BP corporate cost allocations related to the Predecessor.

N/A –	Concrete fiber sales were acquired in the SI Acquisition; therefore, no volume measures are presented for the prior year.

For the year ended December 31, 2006, segment income (loss) for the North America segments reflects expenses related to SI acquisition and restructuring charges that total $41.1 million. These expenses include $7.7 million of amortization of inventory fair value adjustment related to purchase accounting recognized in cost of sales, $3.7 million of in-process research and development related to the SI acquisition, $9.8 million of non-cash impairment charges related to the Seneca, South Carolina facility, $13.5 million of restructuring charges and $6.4 million of other SI acquisition related charges recorded as operating expenses. These expenses were allocated to the furnishings, geosythetics, concrete and industrial segments at $16.4 million, $12.9 million, $8.7 million and $3.1 million, respectively.

Long-lived assets by segment and reconciliation of segment assets to consolidated assets at the end of each year was as follows:

	December 31, 2006	December 31, 2005
	(in millions)
Long-lived assets by segment:
North America
United States	$267.4	$131.6
Other North America	3.8	3.9

Total North America	271.2	135.5
Europe	36.3	32.0
Brazil	19.5	18.1

Total long-lived assets	$327.0	$185.6

The reconciliation of segment assets to consolidated total assets at the end of each year was as follows:

	December 31, 2006	December 31, 2005
	(in millions)
Segment assets for total reportable business segments	$327.0	$185.6
Items excluded from segment assets:
Current assets	277.1	285.0
Long-term deferred tax assets	6.2	15.8

Total assets	$610.3	$486.4

Enterprise wide information

The net revenues are attributed to countries and regions based on the selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenues by customers’ location.

				Predecessor (Note 1)
	Year ended December 31, 2006	Year ended December 31, 2005	Month ended December 31, 2004	Eleven months ended November 30, 2004
		(in millions)
Net revenue:
Net revenue by geography:
United States	$583.2	$472.8	$31.9	$406.8
Other North America	21.7	48.2	3.0	35.9

Total North America	604.9	521.0	34.9	442.7
Europe	99.9	93.8	5.7	87.3
Brazil	38.0	40.7	2.8	36.2

Total net revenue	$742.8	$655.5	$43.4	$566.2

Total assets by country is presented in the following table:

	December 31, 2006	December 31, 2005
	(in millions)
Total assets by country:
North America
United States	$825.4	$447.5
Other North America	19.7	26.2

Total North America	845.1	473.7
Europe	76.1	75.2
Brazil	37.8	36.6
Eliminations	(348.7)	(99.1)

Total assets	$610.3	$486.4

18. Condensed Consolidating Financial Information

Effective with the acquisition from BP on December 1, 2004, we reorganized the Business’ corporate structure and began operating under the name of Propex Inc., formerly Propex Fabrics Inc. We also formed two wholly-owned domestic subsidiary holding companies (“Propex Fabrics International Holdings I Inc.” and “Propex Fabrics International Holdings II Inc.”, collectively the “Guarantors”) to own a portion of the capital stock of the foreign subsidiaries. These domestic subsidiaries guarantee the Company’s 10% Senior Notes due 2012 (the “Notes”) on a joint and several basis. Our foreign subsidiaries do not guarantee the Notes, and these foreign subsidiaries are included in the following tables on a combined basis as the Non-guarantor subsidiaries.

The following tables set forth the consolidated financial position of the Successor as of December 31, 2005 and December 31, 2004 and the Successor’s consolidated results of operations and related cash flows for the year ended December 31, 2005 and month ended December 31, 2004, and the Predecessor’s combined results for the eleven months ended November 30, 2004. Amounts are shown separately for the parent company (Propex Holdings Inc.), the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries. Intercompany eliminating amounts have been presented to derive the consolidated or combined financial information for the Issuer for all periods presented.

Separate financial statements of our parent or the Guarantors are not presented because their guarantees are full and unconditional and joint and several, and we believe separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

December 31, 2006

(In millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.4	$—	$12.5	$(1.5)	$56.9
Restricted cash	—	—	—	0.9	—	0.9
Accounts receivable, net	—	48.3	19.4	34.5	(15.8)	86.4
Inventories, net	—	65.8	6.5	30.2	—	102.5
Deferred income taxes	—	8.2	0.4	1.0	—	9.6
Intercompany loan receivable	—	—	—	—	—	—
Prepaid expenses and other current assets	—	2.9	0.2	5.1	—	8.2
Assets held for sale	—	12.6	—	—	—	12.6

Total current assets	$1.5	182.2	26.5	84.2	(17.3)	277.1
Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	4.2	29.1	1.2	—	34.5
Deferred income taxes	1.1	2.1	4.9	(0.8)	(1.1)	6.2
Intercompany loan receivable	—	—	41.0	—	(41.0)	—
Investment in subsidiaries	111.2	315.5	50.8	—	(477.5)	—
Other non-current assets	—	11.8	—	3.6	—	15.4

	112.3	333.6	162.9	4.0	(519.6)	93.2
Property, plant and equipment, net	—	90.9	93.7	55.4	—	240.0

Total assets	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.3	$2.3	$11.4	$(15.8)	$25.2
Accrued liabilities	2.2	13.6	1.4	6.0	(2.2)	21.0
Current portion of debt and accrued interest	—	37.0	—	—	—	37.0
Intercompany loan payable	—	—	—	—	—	—
Restructuring and other similar costs	—	1.7	—	0.4	—	2.1
Other current liabilities	—	2.6	—	—	—	2.6

Total current liabilities	2.2	82.2	3.7	17.8	(18.0)	87.9
Debt, less current portion	28.4	357.8	—	—	(28.4)	357.8
Deferred income taxes	—	—	—	2.5	—	2.5
Intercompany loan payable	—	27.8	—	13.3	(41.1)	—
Accrued pension and other postretirement benefit liabilities	—	26.6	—	23.2	—	49.8
Other non-current liabilities	—	1.1	—	—	—	1.1

	28.4	413.3	—	39.0	(69.5)	411.2
Total stockholders’ equity	83.2	111.2	279.4	86.8	(449.4)	111.2

Total liabilities and stockholders’ equity	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Condensed Consolidating Balance Sheet

December 31, 2005

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.8	$—	$12.7	$(1.5)	$57.5
Restricted cash	—	—	—	0.8	—	$0.8
Accounts receivable, net	—	64.2	—	32.6	(4.2)	92.6
Inventories, net	—	63.8	—	30.8	—	94.6
Deferred income taxes	—	3.1	—	0.4	—	3.5
Intercompany loan receivable	—	1.2	0.5	—	(1.7)	—
Prepaid expenses and other current assets	—	3.8	—	5.6	(0.1)	9.3
Assets held for sale	—	26.7	—	—	—	26.7

Total current assets	1.5	207.6	0.5	82.9	(7.5)	285.0
Other assets:
Intangible assets, net	—	6.9	—	1.5	—	8.4
Deferred income taxes	1.0	14.7	—	1.1	(1.0)	15.8
Intercompany loan receivable	—	—	17.0	—	(17.0)	—
Investment in subsidiaries	101.8	93.4	48.5	—	(243.7)	—
Other non-current assets	—	10.7	—	2.2	—	12.9

	102.8	125.7	65.5	4.8	(261.7)	37.1
Property, plant and equipment, net	—	114.0	—	50.3	—	164.3

Total assets	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$36.4	$—	$10.3	$(4.2)	$42.5
Accrued liabilities	—	12.7	0.1	6.3	—	19.1
Current portion of debt and accrued interest	—	11.1	—	1.7	(1.7)	11.1
Restructuring and other similar costs	—	—	—	1.7	—	1.7
Other current liabilities	—	1.6	—	1.6	—	3.2

Total current liabilities	—	61.8	0.1	21.6	(5.9)	77.6
Debt, less current portion	27.7	244.8	—	—	(27.7)	244.8
Intercompany loan payable	—	—	—	17.0	(17.0)	—
Deferred income taxes	—	4.8	—	3.8	—	8.6
Accrued pension and other postretirement benefit liabilities	—	33.0	—	19.5	—	52.5
Other non-current liabilities	—	1.1	—	—	—	1.1

	27.7	283.7	—	40.3	(44.7)	307.0
Total stockholders’ equity	76.6	101.8	65.9	76.1	(218.6)	101.8

Total liabilities and stockholders’ equity	$104.3	$447.3	$66.0	$138.0	$(269.2)	$486.4

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2006

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$427.9	$139.5	$200.7	$(25.3)	$742.8
Cost of sales	—	338.6	121.9	181.0	(25.3)	616.2

Gross profit (loss)	—	89.3	17.6	19.7	—	126.6
Operating expenses:
Selling, general and administrative	—	42.8	45.7	14.6	—	103.1
In-process research and development	—	—	3.7	—	—	3.7
Pension curtailment gain and settlement loss	—	(1.0)	—	—	—	(1.0)
Restructuring and similar costs	—	10.2	2.9	0.4	—	13.5
Impairment of long-lived assets	—	9.8	—	—	—	9.8
Gain from sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)

Operating income (loss)	—	72.0	(34.7)	4.7	—	42.0
Other (income) expense:
Other (income) expense, net	—	—	(0.1)	0.4	—	0.3
Income before interest, income taxes and equity in earnings of subsidiary	—	72.0	(34.6)	4.3	—	41.7
Interest expense, net	2.8	38.6	(0.2)	(0.2)	(2.8)	38.2
Equity (income) loss from earnings of subsidiaries	(1.8)	22.9	(2.8)	—	(18.3)	—

	1.0	61.5	(3.0)	(0.2)	(21.1)	38.2

Income (loss) before income taxes	(1.0)	10.5	(31.6)	4.5	21.1	3.5
Income tax provision (benefit)	(1.0)	8.7	(7.0)	—	1.0	1.7

Net income (loss)	$—	$1.8	$(24.6)	$4.5	$20.1	$1.8

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2005

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$498.4	$—	$182.5	$(25.4)	$655.5
Cost of sales	—	411.3	—	161.8	(25.4)	547.7

Gross profit (loss)	—	87.1	—	20.7	—	107.8
Operating expenses:
Selling, general and administrative	—	46.5	—	13.7	—	60.2
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)
Restructuring and similar costs	—	—	—	1.3	—	1.3
Impairment on long-lived assets	—	5.9	—	—	—	5.9

Operating income (loss)	—	40.7	—	5.7	—	46.4
Other (income) expense:
Other expense	—	0.2	—	0.1	—	0.3

Income before interest, income taxes and equity in earnings of subsidiary	—	40.5	—	5.6	—	46.1
Interest expense, net	2.5	22.3	(0.5)	0.1	(2.5)	21.9
Equity in earnings of subsidiaries	(14.0)	(3.8)	(1.0)	—	18.8	—

Income before income taxes	11.5	22.0	1.5	5.5	(16.3)	24.2
Income tax provision (benefit)	(0.8)	8.0	0.1	2.1	0.8	10.2

Net income	$12.3	$14.0	$1.4	$3.4	$(17.1)	$14.0

Condensed Consolidating Statements of Income

For the Period from Inception (December 1, 2004) through December 31, 2004

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$34.5	$—	$11.4	$(2.5)	$43.4
Cost of sales	—	35.4	—	12.1	(2.5)	45.0

Gross profit (loss)	—	(0.9)	—	(0.7)	—	(1.6)
Operating expenses:
Selling, general and administrative	—	2.4	—	1.1	—	3.5
Restructuring and other similar costs (credits)	—	—	—	(0.5)	—	(0.5)

Operating loss	—	(3.3)	—	(1.3)	—	(4.6)
Other (income) expense:
Other expense	—	—	—	0.4	—	0.4

Income (loss) before interest, income taxes and equity in earnings of subsidiary	—	(3.3)	—	(1.7)	—	(5.0)
Interest expense, net	0.2	1.8	—	—	(0.2)	1.8
Equity in earnings in subsidiaries	4.7	1.5	1.3	—	(7.5)	—

Loss before income taxes	(4.9)	(6.6)	(1.3)	(1.7)	7.7	(6.8)
Income tax benefit	—	(1.9)	—	(0.2)	—	(2.1)

Net loss	$(4.9)	$(4.7)	(1.3)	$(1.5)	7.7	$(4.7)

Condensed Combining Statements of Income

For the Predecessor Eleven Months Ended November 30, 2004

(In millions)

	Predecessor
	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Combined
Net revenue	$426.0	$159.5	$(19.3)	$566.2
Cost of sales	377.8	137.4	(19.3)	495.9

Gross profit	48.2	22.1	—	70.3
Operating expenses:
Selling, general and administrative	31.7	12.2	—	43.9
Restructuring and other similar costs (credits)	—	1.1	—	1.1
Loss on abandonment of long-lived assets	2.2	—	—	2.2

Operating income	14.3	8.8	—	23.1
Other (income) expense:
Other expense	2.0	0.4	—	2.4

Income before interest and income taxes	12.3	8.4		20.7
Interest expense, net	5.5	0.1	—	5.6

Income before income taxes	6.8	8.3	—	15.1
Income tax provision	3.1	2.2	—	5.3

Net income	$3.7	$6.1	$—	$9.8

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2006

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (income) loss	$—	$1.8	(24.5)	4.4	20.1	1.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	11.9	15.1	3.2	—	30.2
Non-cash interest on debt	2.8	9.2	—	(0.1)	(2.8)	9.1
Stock-based compensation expense	—	0.7	—	—	—	0.7
In-process research and development charges	—	—	3.7	—	—	3.7
Gain on sale of property, plant and equipment	—	(43.9)	—	—	—	(43.9)
Impairment of long-lived assets	—	9.8	—	—	—	9.8
Pension and postretirement benefit costs	—	2.2	—	1.1	—	3.3
Pension curtailment, net of settlement loss and special termination expenses	—	(1.0)	—	—	—	(1.0)
Deferred income taxes	(0.1)	4.2	(2.8)	0.2	0.1	1.6
Equity in earnings of subsidiaries	(1.8)	22.9	(2.8)	—	(18.3)	—
Changes in operating assets and liabilities	—	(23.4)	40.5	5.9	—	23.0

Net cash provided by (used in) operating activities	0.9	(5.6)	29.2	14.7	(0.9)	38.3
Cash flows from investing activities
Capital expenditures	—	(10.0)	—	(2.0)	—	(12.0)
Proceeds from sale of property, plant and equipment	—	73.0	—	—	—	73.0
Acquisition of business, net of cash acquired	—	(237.0)	6.7	0.7	—	(229.6)

Net cash used in investing activities	—	(174.0)	6.7	(1.3)	—	(168.6)

Cash flows from financing activities
Net receipts from (payments to) parent company	—	50.3	(43.4)	(6.9)	—	—
Debt issuance costs	—	(5.1)	—	—	—	(5.1)
Proceeds from issuance of debt	—	310.0	—	—	—	310.0
Payments of long-term debt principal	—	(175.3)	—	—	—	(175.3)
Dividends to unconsolidated parent	(0.9)	0.7	6.5	(8.1)	0.9	(0.9)

Net cash provided by (used in) financing activities	(0.9)	180.6	(36.9)	(15.0)	0.9	128.7
Effect of changes in foreign exchange rates on cash and cash equivalents	—	(1.4)	1.0	1.4	—	1.0

Change in cash and cash equivalents	—	(0.4)	—	(0.2)	—	(0.6)
Cash and cash equivalents – Beginning of period	$1.5	$44.8	$—	$12.7	$(1.5)	$57.5

Cash and cash equivalents – End of period	$1.5	$44.4	$—	$12.5	$(1.5)	$56.9

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2005

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (income) loss	$12.3	$14.0	$1.4	$3.4	$(17.1)	$14.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	16.9	—	2.9	—	19.8
Non-cash interest on debt	2.5	0.9	(0.5)	1.3	(2.5)	1.7
Impairment of long-lived assets	—	5.9	—	—	—	5.9
Pension and postretirement benefit costs	—	0.6	—	0.9	—	1.5
Pension curtailment gain	—	(6.0)	—	—	—	(6.0)
Deferred income taxes	(0.8)	8.0	—	1.0	0.8	9.0
Equity in earnings in subsidiaries	(14.0)	(3.8)	(1.0)	—	18.8	—
Changes in operating assets and liabilities	—	4.4	0.1	(2.1)	—	2.4

Net cash provided by operating activities	—	40.9	—	7.4	—	48.3
Cash flows from investing activities
Capital expenditures	—	(5.9)	—	(2.0)	—	(7.9)

Net cash used in investing activities	—	(5.9)	—	(2.0)	—	(7.9)
Cash flows from financing activities
Net payment of long-term debt principal	—	(5.5)	—	—	—	(5.5)
Dividends	0.5	(0.5)	—	—	(0.5)	(0.5)
Stock repurchase	(0.5)	—	—	—	0.5	—
Proceeds from stock sale	1.5	—	—	—	(1.5)	—

Net cash provided by (used in) financing activities	1.5	(6.0)	—	—	(1.5)	(6.0)
Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)

Change in cash and cash equivalents	1.5	29.0	—	5.2	(1.5)	34.2
Cash and cash equivalents – Beginning of period	$—	$15.8	$—	$7.5	$—	$23.3

Cash and cash equivalents – End of period	$1.5	$44.8	$—	$12.7	$(1.5)	$57.5

Condensed Consolidating Statements of Cash Flows

For the period from inception (December 1, 2004) through December 31, 2004

(In millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(4.9)	$(4.7)	$(1.3)	$(1.5)	7.7	$(4.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	1.3	—	0.2	—	1.5
Non-cash interest on debt	0.2	1.5	—	—	(0.2)	1.5
Pension and postretirement benefit cost	—	0.4	—	0.3	—	0.7
Deferred income taxes	—	(1.9)	—	(0.3)	—	(2.2)
Equity in earnings of subsidiaries	4.7	1.5	1.3	—	(7.5)	—
Changes in operating assets and liabilities	—	8.9	—	7.1	—	16.0

Net cash provided by operating activities	—	7.0	—	5.8	—	12.8
Cash flows from investing activities
Capital expenditures	—	(0.1)	—	(0.1)	—	(0.2)
Acquisition of business, net of cash acquired	—	(313.6)	—	(20.3)	—	(333.9)

Net cash used in investing activities	—	(313.7)	—	(20.4)	—	(334.1)
Cash flows from financing activities
Activity with affiliates	(95.0)	72.8	—	22.2	95.0	95.0
Debt issuance costs	—	(10.3)	—	—	—	(10.3)
Proceeds from debt issuance	25.0	265.0	—	—	(25.0)	265.0
Proceeds from common stock issuance	70.0	—	—	—	(70.0)	—
Net payments of long-term debt principal	—	(5.0)	—	—	—	(5.0)

Net cash provided by financing activities	—	322.5	—	22.2	—	344.7
Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	(0.1)	—	(0.1)

Change in cash and cash equivalents	—	15.8	—	7.5	—	23.3
Cash and cash equivalents – Beginning of period	$—	$—	$—	$—	$—	$—

Cash and cash equivalents – End of period	$—	$15.8	$—	$7.5	$—	$23.3

Condensed Combining Statements of Cash Flows

For the Predecessor Eleven Months Ended November 30, 2004

(In millions)

	Predecessor
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

19. Transactions with BP

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

Subsequent to the acquisition, Propex Inc. had to provide these services for itself or transact for such services from third parties as an independent entity.

A summary of significant transactions with BP is shown below:

Predecessor (Note1)
Eleven months ended November 30, 2004
Purchases of polypropylene resin	$42.3
BP support services	4.7
General corporate expenses	4.1
Employee benefits	24.8
Interest on affiliate debt	5.0

20. Related Parties

We are party to an advisory services agreement, dated December 1, 2004, with The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., referred to in the agreement as the “sponsors,” pursuant to which the sponsors have provided certain services to us, including financial advisory services in connection with corporate financing transactions and business combinations. The agreement provides that we will indemnify the sponsors against liabilities relating to their services. Under the agreement, at the closing of our acquisition from BP p.l.c., we paid a one-time transaction fee of $6.8 million to be shared among the sponsors, and we reimbursed the sponsors for their expenses. Under the agreement, as of January 1, 2005, we paid to the sponsors a management fee of $0.5 million. In addition, the agreement provides that on each March 31 from March 31, 2006 through March 31, 2014, we will pay the sponsors whose services have not terminated in accordance with the agreement, as a group, an annual management fee in cash totaling the greater of $0.5 million or 1.0% of our EBITDA for the previous twelve month period ended December 31. On March 31, 2006, we paid the sponsors, as a group, $705,500 for the twelve month period ended December 31, 2006. On or after March 31, 2007, we will pay the sponsors, as a group, $682,000 for the twelve month period ended December 31, 2007.

In addition, the agreement provides that if we acquire any business or assets having a value of $1.0 million or more, referred to in the agreement as a “future corporate transaction,” or offer our securities for sale publicly or privately or otherwise raise any debt or equity financing, referred to in the agreement as a “future securities transaction,” we will retain one or more of the sponsors, whose services have not been terminated in accordance with the agreement, as a group, as consultants with respect to the transaction. For any future corporate transactions, the relevant sponsors are entitled under the agreement to receive a fee in the amount of 1.0% of the aggregate consideration paid for the acquisition plus the aggregate amount of assumed liabilities and, regardless of whether such future corporate transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith. For any future securities transactions, the relevant sponsors are entitled to receive under the agreement a fee in the amount of 0.5% of the aggregate gross proceeds to the companies from such transaction and, regardless of whether such future securities transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith. No payments were made to the sponsors for their services in connection with the 2006 sale of the Roanoke facility.

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

Separately, we continue to prepare for the requirements of Section 404 of the Sarbanes-Oxley Act. We will first be required to provide management’s report on internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 30, 2007 and the auditor attestation report in our Annual Report on Form 10-K for the fiscal year ending December 28, 2008.

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

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position held by our directors and executive officers, who are also the directors and executive officers of Propex Holdings Inc., our parent corporation. Each director is elected for a one-year term or until such person’s successor is duly elected and qualified.

Name	Age	Position
Joseph F. Dana	59	Director, President and Chief Executive Officer
Lee McCarter	45	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Michael Coffin	59	Executive Vice President and Chief Operating Officer
Edgar Bridger	55	Executive Vice President of Worldwide Sales and Marketing
Theo Stroot	57	Managing Director, Europe
Joao Alberto Panceri	55	Managing Director, Brazil
George W. Henderson, III	58	Chairman
William C. Oehmig	57	Director
T. Hunter Nelson	54	Director
Jean-Pierre L. Conte	43	Director
Richard D. Paterson	64	Director
Robert T. Ladd	50	Director
Donald G. Mercer	62	Director
Gene G. Stoever	68	Director
John C. Thornton	53	Director

Joseph F. Dana became our President and Chief Executive Officer and was appointed as a director of the Company effective March 20, 2006. Previously, Mr. Dana served as our Vice President and Chief of North American Operations since joining the Company. Prior to joining the Company, on January 31, 2006, Mr. Dana was President and Chief Executive Officer of SI Concrete Systems Corporation and SI Geosolutions Corporation, which were formed in October 2005 as part of the reorganization of the former SI Corporation. Mr. Dana joined SI Corporation as Chief Operating Officer in June 1997 and was promoted to President in August 1999. He assumed the role of Chief Executive Officer in January 2001. Mr. Dana served as SI’s external General Counsel from 1986 to 1997 and was a member of SI’s Board of Directors since 1993. He earned a bachelor’s degree and a law degree from the University of Georgia.

Lee McCarter became our Executive Vice President and Chief Financial Officer in May 2006. Previously, Mr. McCarter served as our Vice President/Assistant Treasurer since joining the Company. Prior to joining the Company on January 31, 2006, Mr.

McCarter was Chief Financial Officer of SI Concrete Systems Corporation and SI Geosolutions Corporation, which were formed in October 2005 as part of the reorganization of the former SI Corporation. Prior to joining SI, he spent four years as CFO for Rodenstock North America, a venture-backed start-up company serving the eye care industry. He served another 12 years in a variety of finance and operations management positions, including Controller for contact lens manufacturer CibaVision, which had $1 billion in annual sales. Mr. McCarter earned a bachelor’s degree in Accounting from Wofford College and an MBA in International Finance from Mercer University.

Michael Coffin became our Executive Vice President and Chief Operating Officer in May 2006. Previously, Mr. Coffin served as our Vice President Operations since joining the Company Prior to joining the Company on January 31, 2006, Mr. Coffin was Executive Vice President Operations of SI Concrete Systems Corporation and SI Geosolutions Corporation, which were formed in October 2005 as part of the reorganization of the former SI Corporation. From June 2000 until that time he held the position of Chief Information Office. Prior to joining SI Corporation, Mr. Coffin accumulated 25 years of business experience with BASF and its subsidiaries, where he held various senior management positions. He has had responsibility for a number of domestic and international business restructuring efforts and information systems implementations. He also founded and managed a privately held construction and real estate development business. Mr. Coffin earned a bachelor’s degree in Business Administration from Limestone College.

Edgar “Mac” Bridger became our Executive Vice President of Worldwide Sales and Marketing in December 2006. Previously, Mr. Bridger served as CEO of Tandus Group (formerly Collins & Aikman Floorcoverings, Inc.) since 1993 and served in various sales and marketing capacities since 1987. He earned a bachelors degree in Science from North Carolina State University.

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

William C. Oehmig became one of our directors on December 1, 2004. He is a Principal with The Sterling Group, L.P., a private equity investment firm, which he joined in 1984, having worked previously in banking, mergers and acquisitions, and as Chief Executive Officer and Chief Financial Officer of several private companies. The Sterling Group provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by The Sterling Group is a stockholder in our parent, Propex Holdings Inc. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Prior to joining Sterling, Mr. Oehmig represented foreign investors in purchasing and managing U.S. companies in the oil field service, manufacturing, distribution, heavy equipment and real estate industries. He began his career in Houston with Texas Commerce Bank in 1974. Mr. Oehmig has previously served as Chairman of Royster-Clark and Purina Mills, chaired the executive committees of Sterling Diagnostic Imaging and Airtron and served on the boards of Walter International, an international oil and gas company, Atlantic Coast Airlines, a regional passenger airline, Rives Carlberg, an advertising firm and Exopack. He currently serves on the boards of North American Energy Partners and Panolam Industries International Incorporated. He previously served as Chairman of the Board of Trustees at The Baylor School in Chattanooga, Tennessee. Mr. Oehmig received his B.B.A. in economics from Transylvania University and his M.B.A. from the Owen Graduate School of Management at Vanderbilt University.

T. Hunter Nelson became one of our directors on December 1, 2004. He is a Principal with The Sterling Group, L.P., a private equity investment firm, which he joined in 1989, following the sale of Fiber Industries, Inc., where he served as Vice President of Administration and General Counsel from its formation in 1988. The Sterling Group provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by The Sterling Group is a stockholder in our parent, Propex Holdings Inc. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Prior to joining Fiber Industries, Mr. Nelson was a Partner in the law firm of Andrews & Kurth L.L.P., which he joined in 1979. At Andrews & Kurth, Mr. Nelson specialized in mergers and acquisitions, securities and corporate finance and general corporate law. Mr. Nelson previously served on the boards of Sterling Diagnostic Imaging and Sterling Chemicals. He currently serves as Chairman of the Board of Roofing Supply Group Holdings, Inc. and serves on the board of Panolam Holdings, Inc., each a portfolio company of The Sterling Group. He currently serves on the St. Joseph’s Hospital Foundation board of directors and on the foundation board of the University of Texas Medical Branch. Mr. Nelson received a B.B.A. in accounting and a J.D. with honors from the University of Texas at Austin.

Jean-Pierre L. Conte became one of our directors on December 1, 2004. He is currently chairman, managing director, and limited partner of Genstar Capital, L.P., the manager of Genstar Capital Partners III, L.P., a private equity limited partnership. Genstar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Genstar is a stockholder in our parent, Propex Holdings Inc. See “Item 13. Certain Relationships and Related Transactions, and

Director Independence-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Conte joined Genstar in 1995. Prior to joining Genstar, Mr. Conte was a principal for six years at the NTC Group, Inc., a private equity investment firm. He has served as a director, chairman of the board, and a member of the compensation committee of PRA International, Inc. since 2001. Mr. Conte has served as chairman of Altra Industrial Motion, Inc.’s board of directors, since December 2004, a director of American Pacific Enterprises, LLC since May 2004, a director of Panolam Industries International, Inc. since September 2005 and a director of Harlan Sprague Dawley, Inc. since December 2005. Additionally, Mr. Conte sits on the board of directors for the Cathedral School for Boys. Mr. Conte holds an M.B.A. from Harvard University and a B.A. from Colgate University.

Richard D. Paterson became one of our directors on December 1, 2004. He has been a Managing Director of Genstar Capital, L.P. and Genstar Capital LLC, private equity investment firms, since 1996. Genstar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Genstar is a stockholder in our parent, Propex Holdings Inc. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” From 1987, Mr. Paterson was Executive Vice President of Genstar Investment Corporation, the Advisor to Genstar Capital Corporation, a private equity investment firm. Mr. Paterson was previously employed by Genstar Corporation, a TSE and NYSE listed company, from 1967 to 1987, having risen to the level of Senior Vice President and Chief Financial Officer. He is Chairman of New A.C. Inc. and serves on the boards of Installs, Inc; Woods Equipment Company; American Pacific Enterprises, LLC; North American Energy Partners Inc.; and Altra Industrial Motion, Inc. Mr. Paterson holds a Bachelor of Commerce degree from Concordia University and is a Chartered Accountant (Canada).

Robert T. Ladd became one of our directors on December 1, 2004. He is President of Laminar Direct Capital, L.P., a private investment firm and member of the D. E. Shaw group. Laminar provides certain services to us pursuant to an advisory services agreement, and an investment entity controlled by Laminar is a stockholder in our parent, Propex Holdings Inc. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Advisory Services Agreement” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Mr. Ladd joined the D. E. Shaw group in February 2004. Prior to joining Laminar, Mr. Ladd was employed by Duke Energy Corporation where he served as President of Duke Energy North America from January 2003 to January 2004 and President and Chief Executive Officer of Duke Capital Partners from September 2000 to December 2002. From May 1998 to September 2000, Mr. Ladd was Managing Partner with firm wide responsibility for Arthur Andersen’s Corporate Restructuring Group and he was a Partner in other leadership positions at Andersen from 1993 to 1998. Before joining Arthur Andersen, Mr. Ladd was President of First City Asset Servicing Company and Executive Vice President for the Texas Banking Division of First City Bancorporation of Texas. Mr. Ladd received his B.A. in managerial studies and economics from Rice University in 1978, and in 1980 he earned an M.B.A. from The University of Texas at Austin where he was a Sord Scholar and recipient of the Dean’s Award for Academic Achievement.

Gene G. Stoever became one of our directors on December 1, 2004. He was an audit partner with KPMG LLP from 1969 until his retirement in 1993. During his 32-year tenure with KPMG, he served domestic and multinational clients engaged in the manufacturing, refining, oil and gas, distribution, real estate and banking industries. Mr. Stoever currently serves on the board of directors and chairs the audit committee of Evolution Petroleum Corporation, and previously served on the boards and chaired the audit committees of Purina Mills, Sterling Diagnostic Imaging and Exopack. Mr. Stoever is a certified public accountant and received a B.B.A. in accounting with honors from the University of Texas at Austin.

Donald G. Mercer became one of our directors on December 1, 2004. From May 2005 to August 2005, Mr. Mercer also served as our Acting Chief Executive Officer until we could recruit our new President and Chief Executive Officer. He has been an investor in private and public companies since he retired from Mohawk Industries, Inc. in 1995. Mr. Mercer was a principal and senior officer of Mohawk between 1985 and 1995. Prior to joining Mohawk, Mr. Mercer held key management positions with Allied Signal Inc. and Salem Carpet Mills.

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

The Board and Board Committees

Our board supervises the management of Propex Inc. as provided by Delaware law.

Our board has established the following committees:

•

The Executive Committee possesses certain of the powers and authority of our board with respect to the management and direction of our business and affairs, except as limited by Delaware law. The Executive Committee members are Messrs, Conte (Chairman), Henderson, Ladd, and Oehmig.

•

The Audit Committee recommends independent public accountants to our board, reviews our quarterly and annual financial statements and the associated audit reports and reviews the fees paid to our external auditors among other functions. The Audit Committee reports its findings and recommendations to the board for ratification. The Audit Committee members are Messrs. Stoever (Chairman), Mercer, Nelson and Paterson. Our board has determined that Mr. Stoever is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

•

The Compensation Committee is charged with the responsibility for supervising executive compensation policies for us, administering the employee incentive plans, reviewing officers’ salaries, approving significant changes in executive employee benefits, and recommending to the board such other forms of remuneration as it deems appropriate. The Compensation Committee members are Messrs. Oehmig (Chairman), Conte, Dana, Henderson and Thornton.

Our board, acting as a committee of the whole board, has the responsibility for considering nominations for prospective board members. The board has and will consider nominees recommended by other directors, stockholders and management, provided that nominations by stockholders are made in accordance with our bylaws and the investor stockholders agreement described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Stockholder Agreements.” Our board may also establish other committees.

Code of Business Ethics

In 2005, our board approved a Code of Business Ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer. Issuance of this policy to our North American employees was completed in 2006. Issuance of the policy for our employees in Brazil is scheduled to occur in the first quarter of 2007 and expected to be completed in Europe during the second quarter of 2007. Our Code of Business Ethics is located on the corporate website at www.propexinc.com, under the heading “About Propex”.

Item 11.	Executive Compensation

The Summary Compensation Table sets forth information regarding compensation paid to (i) all individuals serving as our principal executive officer during 2006, (ii) all individuals serving as our principal financial officer during 2006, (iii) our three most highly compensated executive officers other than our principal executive and principal financial officers who were serving as executive officers at the end of 2006 and (iv) one additional individual who would have been included in (iii) above but for the fact that he was not serving as an executive officer at the end of 2006, collectively referred to as the “named executive officers.”

Compensation Discussion and Analysis

General Philosophy. We compensate executive management through a combination of base salary, performance-based annual bonus, equity-based compensation, deferred compensation and a cash bonus plan that will be triggered by a change in control event. Our compensation elements are designed to offer competitive compensation levels that, in total, are in the upper range in comparison to other similarly-sized employers. In addition, these elements attempt to align management’s incentives with the interests of our investor group, which are to increase the overall value of the company and offer the greatest possible return on investment to the investor group, which includes executive management. We design executive annual incentive compensation for our domestic operations, which is the majority of the business operations, to reward earnings performance of our domestic operations based on annually determined earnings targets. Our international locations do not currently participate in the U.S. based annual performance bonus, but certain managing directors are paid a percentage of their base salary for meeting annual financial targets.

In addition, our compensation philosophy for U.S. employees and U.S. based executive management incorporates a proprietary company philosophy called “Winning the Game.” Our management uses this team-building philosophy to educate employees at all levels on making their own contributions to our financial performance and overall value. The “Winning the Game” philosophy calls for the “Development of People, Improvement of Processes and Delivery of Value to the Market.” To promote teamwork and to allow employees to track performance, we communicate quarterly key performance indicators to all employees to indicate to them their “stake in the outcome” of financial performance.

Allocation among Components. Under our compensation structure, the mix of base salary, performance-based annual bonus, equity-based compensation, deferred compensation and a cash bonus plan varies depending upon level of the executive and will vary from year-to-year based on the level of financial performance. The compensation committee does not attempt to allocate total compensation among the types of compensation by percentage, but through a combination of these arrangements attempts to adequately compensate and motivate exceptional performance and increase overall business value. In considering compensation, the board believes the compensation of our executive levels of management, who have the greatest ability to influence company performance, should be significantly performance-based. Employees below the executive level receive the majority of their compensation as base salary.

Base Salary. We provide our executive management with a level of assured cash compensation in the form of base salary that compensates them at a level commensurate with their professional status and business experience. In order to retain our competitiveness in the geographic area and business sector, we believe our base salary levels are in-line with compensation levels for the comparable positions in our area and our market. For our Chief Executive Officer, for 2006 and 2007, we concluded that a base salary of $400,000 was appropriate. Similarly, for 2006 and 2007, we concluded that a base salary of $300,000 was appropriate for both our Chief Operating Officer and our Chief Financial Officer. These salaries were prorated during 2006 for the months in effect. In each case, these ranges were not objectively determined, but instead reflect levels that we concluded were appropriate based on our general experience.

Performance-based Annual Bonus. Our practice is to award cash bonuses based on attaining a level of performance for domestic operations. Our incentive bonus plan, which was approved by the board of directors in 2006, pays cash bonuses as a percentage of base salary based on a level of achievement of adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) targets and is tied to our Winning the Game philosophy. This incentive program applies to all of our domestic employees, but our senior executives receive a greater bonus percentage as compared to non-executive domestic employees. Our CEO is eligible to receive an annual cash bonus of between 37% and 103% of his annual salary, while our COO and CFO are eligible to receive between 25% and 75% of their annual salaries based on the percentage level of achievement of the annual performance target. For 2006, the adjusted EBITDA amount excluded acquisition and restructuring costs incurred during the year so that the employees were not penalized for the acquisition related transition costs. Members of executive management did not achieve their minimum performance goals for 2006 and did not receive a performance bonus for 2006.

Equity Compensation-Options and Restricted Stock Awards. In 2005, the Board of Directors approved the Propex Holdings Inc. 2005 Stock Awards Plan (the “2005 Plan”), which permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, performance awards or phantom stock awards. The purpose of the 2005 Plan is to provide a means to attract talented employees to the Company and its Affiliates and to provide a means whereby those employees, upon whom the responsibilities of the successful administration and management of the company rest, and whose present and potential contributions to the welfare of the Company are of importance, can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company and their desire to remain in its service. A further purpose of the 2005 Plan is to provide employees with additional incentive and reward opportunities designed to enhance our growth and overall value.

In 2005, the Board approved a number of restricted stock shares and non-qualified options to purchase stock. In 2006, the Board approved the grant of non-qualified stock options to directors, senior executives, and key members of management. No restricted stock shares were granted during 2006. As a result of the January 2006 SI acquisition, the resulting management changes and relocation of the corporate office, a significant number of the options granted in 2005 were forfeited by employees who were not retained by us. As of December 31, 2006, 3,800 restricted stock shares and 96,350 non-qualified options to purchase stock were outstanding.

Since there is not a public market for our stock, we consulted with an outside firm to determine an appropriate exercise price for the 2006 grant. Without a public market for our stock, market prices are not available to determine the exercise price on the date of grant, and as a result, the timing of grants is not a significant risk to us, unlike publicly traded companies. The Board’s meeting schedule, where option grants are approved, is determined at the beginning of each calendar year, and the proximity of awards to earnings and other announcements, although they do not affect the option exercise prices, is coincidental. In the future, we plan to grant options to new hires and for significant personnel promotions. We do not plan to have general annual option grants. Since there is not public market for our stock, we expect that stock options will be exercised only in the event of a “Change in Control” as defined in the 2005 Plan. As such, the options are also viewed as a retention tool and vesting is based solely on the passage of time.

Stock options are “time based”, subject to a five or four year vesting schedule, for the 2005 and 2006 grants, respectively. The vesting period is determined at the discretion of the Board at the time of board approval of the grant. The options vest at either 25% per year beginning with either the first or second year after grant, depending on the year of grant. As of December 31, 2006, 11,175 of the options granted in 2005 were vested. The grant date of options is determined in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which indicates the grant date occurs when the options are communicated to the grantee. Our policy is to consider the grant date as the date of communication of the grant to the grantee, which is within a reasonable time following the approval of the grant by the Board.

Deferred Compensation Plan. In February, 2007, the Board approved the formation of a Propex, Inc. Supplemental Savings Plan (“Rabbi Trust”) effective April 2007 following final determination of the terms of the plan. The non-qualified deferred compensation plan will provide U.S. based executives and certain other members of management an opportunity to enhance their retirement by deferring amounts of their compensation.

Cash Incentive Bonus Plan. On October 30, 2006, the Board adopted the Cash Incentive Bonus Plan (“Cash Bonus Plan”) intended to provide an incentive to certain executives and other employees in order to increase the value of Propex Holdings Inc., our parent corporation, by allowing them to participate in such increased value upon the occurrence of a “realization event” as described in the Cash Bonus Plan, which would be an event such as a merger, consolidation or other reorganization in which we are not the surviving entity. The Cash Bonus Plan pays a cash bonus upon a “realization event” based on “adjusted enterprise value” as defined by the Cash Bonus Plan. Certain executive officers and other management, determined at the sole discretion of the Board, participate in this plan. Upon the occurrence of a realization event, participants will receive an individual percentage of a success pool calculated in accordance with the Cash Bonus Plan.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of our named executive offers who served as executive officers during all or a portion of the year ended December 31, 2006.

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)		(e) Stock Awards ($)	(f) Option Awards Granted ($) [9]	(g) Non-Equity Incentive Plan Compensation ($)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total [14]
Joseph F. Dana [1]	2006	$365,962	—		—	$171,413	—	—	$4,436	[4]	$541,811
President and Chief Executive Officer
Lee McCarter [2]	2006	276,923	—		—	122,438	—	—	3,570	[5]	402,931
Executive Vice President and Chief Financial Officer
W. Michael Coffin [15]	2006	276,923	—		—	122,438	—	—	4,436	[6]	403,797
Executive Vice President and Chief Operating Officer
Theo Stroot	2006	197,853	—		—	—	—	61,896	—		197,853
Managing Director, Europe
Edgar M. Bridger [7]	2006	23,077	—		—	6,047	—	—	—		29,124
Vice President of Worldwide Sales and Marketing
Edmund A. Stanczak, Jr. [1]	2006	116,731	—		—	—	—	—	1,015,000	[11]	1,131,731
Former Chief Executive Officer
Philip D. Barnes [2]	2006	311,058	180,000	[8]	—	—	—	13,198	502,500	[12]	993,558
Former Chief Financial Officer
John Stover [3]	2006	225,615	17,921	[10]	—	—		$6,585	378,258	[13]	621,794
Former Vice President, General Counsel and Secretary

(1)	Mr. Dana succeeded Mr. Stanczak as Chief Executive Officer, on March 20, 2006. Mr. Dana’s annual salary effective January 31, 2006 was $400,000.

(2)	Mr. Barnes served as acting Chief Financial Officer through June 30, 2006, after which Mr. McCarter became the Chief Financial Officer. Mr. Barnes served a support role of Chief Financial Officer until his resignation on December 2, 2006. Mr. McCarter’s annual salary effective January 31, 2006 was $300,000.

(3)	Mr. Stover joined the Company in February 2005 and served as general counsel until December 15, 2006.

(4)	All other compensation includes value for personal use of company auto of $4,436 for Mr. Dana.

(5)	All other compensation includes value for personal use of company auto of $3,570 for Mr. McCarter.

(6)	All other compensation includes value for personal use of company auto of $4,436 for Mr. Coffin.

(7)	Mr. Bridger joined the Company on December 4, 2006. Mr. Bridger’s annual salary is $300,000, of which only $23,077 was paid during the month of December.

(8)	Mr. Barnes received a special bonus of $180,000 during 2006 for his participation in the SI acquisition in January 2006.

(9)	Consists of options to purchase shares of Propex Holdings Inc. Class A Common Stock at the exercise price of $108 per share. The amount shown represents the fair value of the option expensed in 2006. The valuation assumptions for these grants are described in Note 13 to the audited consolidated financial statements.

(10)	Represents re-location bonus paid to Mr. Stover during 2006 related to the relocation of the Propex corporate headquarters.

(11)	All other compensation includes 401(k) plan employer matching contributions of $15,000 and a severance payment of $1,000,000 for Mr. Stanczak.

(12)	All other compensation includes post-termination benefits of $487,500 and 401(k) plan employer matching contributions of $15,000 for Mr. Barnes.

(13)	All other compensation includes 401(k) plan employer matching contributions of $3,258 and a post-termination payment of $375,000 for Mr. Stover who resigned effective December 15, 2006.

(14)	Total (column “j”) excludes the change in pension value amounts.

(15)	Mr. Coffin’s annual salary effective January 31, 2006 was $300,000.

Grants of Plan-Based Awards

The following table summarizes each grant of an award made in 2006 to the executive officers who served as executive officers during all or a portion of 2006.

(a) Name	(b) Grant Date	(c) All other stock awards; Number of shares of stock or units (#)	(d) All other option awards: Number of securities underlying options (#)		(e) Exercise or base price of option awards ($/Sh) ($)	(f) Full Grant Date Fair Value of Equity Award ($) [2]
Joseph F. Dana President and Chief Executive Officer	11/01/2006	—	14,000	[1]	$108	$822,780
Lee McCarter Chief Financial Officer	11/01/2006	—	10,000	[1]	$108	587,700
W. Michael Coffin Chief Operating Officer	11/01/2006	—	10,000	[1]	$108	587,700
Theo Stroot Managing Director, Europe	—	—	—		—	—
Edgar M. Bridger Executive Vice President of Worldwide Sales and Marketing	12/04/2006	—	5,000	[3]	$108	290,266
Edmund A. Stanczak, Jr., Former Chief Executive Officer	—	—	—		—	—
Philip D. Barnes Former Chief Financial Officer	—	—	—		—	—
John Stover Former Vice President, General Counsel and Secretary	—	—	—		—	—

(1)	Consists of nonqualified options to purchase one share of Class A Common Stock of the Company’s parent, Propex Holdings Inc. Options vest in four equal tranches over approximately three years. The first 25 percent vested on February 20, 2007 and the remaining options vest 25% per year for the next three years. Assumptions made in the valuation of awards are described in Note 13 to the consolidated financial statements.

(2)	Presented is the total grant date fair value as determined by the Black-Scholes-Merton pricing model. See Note 1 to our audited consolidated financial statements included in this report for a discussion of the assumptions used.

(3)	Consists of nonqualified options to purchase one share of Class A Common Stock of the Company’s parent, Propex Holdings Inc. Options vest over four years from the grant date at 25% per year. Assumptions made in the valuation of awards are described in Note 13 to the audited consolidated financial statements.

Potential Payments Upon Termination or Change in Control

Named executive officers are entitled to payments on termination or change in control in accordance with their employment agreement and the Cash Incentive Bonus Plan.

Employment Agreements

As of December 31, 2006, we had employment agreements in place with each of our serving named executive officers. Each agreement includes a non-competition covenant, provisions for eligibility to receive a cash bonus award based on their pro-rated 2006 salaries for meeting 2006 EBITDA goals and thereafter, pursuant to EBITDA goals to be determined by the board of directors. Each named executive officer participates in the Propex Holdings Inc. 2005 Stock Plan, is provided a company car and receives a company paid life insurance policy that is generally available to all Propex employees.

Mr. Dana’s agreement was effective March 20, 2006 for a term of two years. The agreement renews until either party delivers a written notice of termination thirty days in advance of the separation date, except in the case of termination with cause. The agreement provides that Mr. Dana receive an annual base salary of $400,000. Mr. Dana’s salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board of directors.

Mr. McCarter’s agreement is effective May 24, 2006 for a term of two years. The agreement renews until either party delivers a written notice of termination thirty days in advance of the separation date, except in the case of termination with cause. Mr. McCarter’s salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board of directors. The agreement provides that Mr. McCarter receive an annual base salary of $300,000.

Mr. Coffin’s agreement was effective May 24, 2006 and has a term of two years. The agreement renews until either party delivers a written notice of termination thirty days in advance of the separation date, except in the case of termination with cause. Mr. Coffin’s salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board of directors. The agreement provides that Mr. Coffin receive an annual base salary of $300,000.

Mr. Stroot’s agreement was effective January 25, 2005. The agreement renews until either party delivers a written notice of termination six months from the end of the calendar quarter in which the notice is delivered. The agreement provides that Mr. Stroot’s receive an annual base salary of 170,500 Euros, or $225,200 using the exchange rate on December 31, 2006.

Mr. Bridger’s agreement was effective December 4, 2006 and has a term of one year. The agreement renews until either party delivers a written notice of termination thirty days in advance of the separation date, except in the case of termination with cause. The agreement provides that Mr. Bridger receive an annual salary of $300,000. Mr. Bridger’s salary will be reviewed annually and may be increased, but not decreased, at the discretion of the board of directors.

Severance Benefits

The employment agreements of each of the named executive officers include severance benefits. In the case of termination by Propex without cause or by the named executive officer for good reason, the officer will receive severance benefits including the sum of (i) 150% of the annual salary (100% for Mr. Bridger), (ii) 150% of the average of all annual bonuses previously paid (100% for Mr. Bridger), provided that the separation occurs prior to the payment of the then current year bonus and (iii) an amount equal to the number of days of unused vacation based on the then current annual salary upon the involuntary termination from the Company. If employment is terminated prior to the expiration of the initial term, the officer will be paid an amount equal to the then unpaid remainder of the salary for the duration of the initial term plus any bonus amounts to which the officer would have been entitled had the employment not been terminated prior to the initial term.

Payments Made Upon Death or Disability

The employment agreements of each of the named executive officers include provisions for disability benefits. In the event that employment of the named executive officer is terminated by reason of disability, he will receive (i) for a period of thirty-six months after the date of permanent disability, an amount equal to 100% of his annual salary paid in monthly installments and all bonus amounts due and payable under the performance bonus arrangement as described in the employment agreements.

Payments Made Upon Change in Control

On October 30, 2006, the Board of Propex Holdings Inc., the Company’s sole shareholder, approved the Propex Holdings Inc. Cash Incentive Bonus Plan intended to provide an incentive to certain executives and other employees of the Company to increase the value of Propex Holdings Inc. by allowing them to participate in such increased value upon the occurrence of a “Realization Event” as described in the plan. The named executive officers and certain other members of management, determined at the sole discretion of the Board, participate in this plan. Upon the occurrence of a Realization Event, as defined by the plan, participants will receive an individual percentage of a success pool, which is based upon an adjusted enterprise value, as defined by the plan. The cash incentive plan approved during 2006 provides for payment upon a realization event beginning in 2007. The plan made no provision for bonus payments had an event occurred during 2006.

Tabular Summary

The following table reflects the estimated amount of compensation due to each of our named executive officers in the event of termination of their employment. Although actual amounts to be paid out could only be determined at the time of an executive’s actual separation from the Company, the amounts below utilize the current compensation and benefit levels for disclosure. Edmund. A. Stanczak’s position as CEO and Philip D. Barnes’ position of CFO were made redundant with the SI acquisition and received the compensation as described in the Summary Compensation Table above upon termination and are not included in this presentation.

Executive		Voluntary Termination or With Cause	Termination Without Cause or For Good Reason	Termination due to Change of Control [5]	Disability [2]	Death [6]
Joseph F. Dana President and Chief Executive Officer	Salary	—	$600,000	$600,000	$—	$—
	Salary continuation	—	—	—	1,200,000	—
	Performance bonus [3]	—	450,000	450,000	300,000	300,000
	Continued benefits [4]	—	53,700	53,700	41,868	—
	Accrued Vacation Pay [1]	—	38,462	38,462	38,462	38,462
	Cash incentive bonus plan [7]	—	—	—	—	—
	Total	—	1,142,162	1,142,162	1,580,330	338,462

Lee McCarter Executive Vice President and Chief Financial Officer	Salary	—	450,000	450,000	—	—
	Salary continuation	—	—	—	900,000	—
	Performance bonus [3]	—	225,000	225,000	150,000	150,000
	Continued benefits [4]	—	20,460	20,460	20,460	—
	Accrued Vacation Pay [1]	—	28,846	28,846	28,846	28,846
	Cash incentive bonus plan [7]	—	—	—	—	—
	Total	—	724,306	724,306	1,099,306	178,846

W. Michael Coffin Executive Vice President and Chief Operating Officer	Salary	—	450,000	450,000	—	—
	Salary continuation	—	—	—	900,000	—
	Performance bonus [3]	—	225,000	225,000	150,000	150,000
	Continued benefits [4]	—	24,897	24,897	20,937	—
	Accrued Vacation Pay [1]	—	28,846	28,846	28,846	28,846
	Cash incentive bonus plan [7]	—	—	—	—	—
	Total	—	728,743	728,743	1,099,783	178,846

Theo Stroot Managing Director, Europe	Salary	—	296,779	—	—	—
	Salary continuation	—	98,926	—	24,732	—
	Performance bonus [3]	—	—	—	—	—
	Continued benefits	—	—	—	—	—
	Accrued Vacation Pay [1]	—	11,242	—	—	—
	Total	—	406,947	—	24,732	—

Edgar M. Bridger Executive Vice President of Worldwide Sales and Marketing	Salary	—	300,000	300,000	—	—
	Salary continuation	—	—	—	900,000	—
	Performance bonus [3]	—	150,000	150,000	150,000	150,000
	Continued benefits [4]	—	8,299	8,299	20,937	—
	Accrued Vacation Pay[1]	—	28,846	28,846	28,846	28,846
	Cash incentive bonus plan [7]	—	—	—	—	—
	Total	—	$487,145	$487,145	1,099,783	178,846

(1)	The total for accrued vacation benefits assumes the named executive officer receives payment for all annual vacation allowed under his employment agreement at his current salary.

(2)	Under terms of each of the employment agreements, the named executive officers receive their annual salary payable in monthly installments for a period of thirty-six months following the date of permanent disability. The Company is responsible for payment of 25% of the salary continuation and the remaining 75% will be paid by the insurance carrier in accordance with a fully insured disability plan.

(3)	Assuming the EBITDA goals were met and bonus was paid at the 100% level, the employment agreements provide for named executive officers to receive a bonus of up to 50% of their annual salary (75% for the CEO) for meeting annual EBITDA goals as determined by the board of directors annually. The bonus would be pro-rated for the period of the year serving as an officer until the date of the event indicated. In the case of termination without cause or for good reason, the officer is to receive a bonus equal to 150% of the average of all annual bonuses previously paid pursuant to the bonus plan.

(4)	Employment agreements provide for benefit continuation in the case of disability or termination without cause or for good reason. In the case of disability, the health and life benefits continue for 36 months following the date of deemed permanent disability (until age 65 for Mr. Dana). In the case of termination without cause or for good reason, health, life and disability benefits continue until age 65 for Mr. Dana, for eighteen months following termination for Mr. McCarter and Mr. Coffin and for twelve months following termination for Mr. Bridger. The 2006 benefit costs were used for this estimate of continued benefits. Currently, to fulfill the requirements of the employment agreements, term life policies are in effect. We expect these to be replaced during 2006 with whole life polices at a significantly higher cost than for term policies following the pricing by the insurance carrier.

(5)	Termination under a Change in Control is within the “Termination Without Cause and for Good Reason” provisions of the executive employment agreements. Salary and benefits continue for until age 65 for Mr. Dana, for eighteen months following termination for Mr. McCarter and Mr. Coffin and for twelve months following termination for Mr. Bridger. The plan provides for bonus payment upon a realization event beginning in 2007. As the plan does not include provision for payment as of the last day of our most recent fiscal year, no amounts for payment under the Cash Incentive Plan are included in the table.

(6)	The employment agreements for Mr. Dana, Mr. McCarter, Mr. Coffin and Mr. Bridger include the provision for life insurance polices that pay three times the current salary to their beneficiaries or their estate in the event of death. The face values of those insurance policies that would be paid upon death are not included in this table.

(7)	The Cash Bonus Plan pays a cash bonus upon a “realization event” based on “adjusted enterprise value” as defined by the Cash Bonus Plan for a change in control. Certain executive officers and other management, determined at the sole discretion of the Board, participate in this plan. Upon the occurrence of a realization event, participants will receive an individual percentage of a success pool calculated in accordance with the Cash Bonus Plan. These cash incentive bonus amounts were determined using as estimated “adjusted enterprise value” of $478.4 million and a cash value pool of $37 million. These are values chosen at random and we do not purport these values to be projections or expectations of future values.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2006 for each executive officer who served as an executive officer during all or a portion of 2006.

Option Awards

(a) Name	(b) Number of Securities Underlying Unexercised Options (#) Exercisable		(c) Number of Securities Underlying Unexercised Options (#) Unexercisable		(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price (#)	(f) Option Expiration Date
Joseph F. Dana President and Chief Executive Officer	—		14,000	[1]	—	$108	10/31/2016
Lee McCarter Executive Vice President and Chief Financial Officer	—		10,000	[1]	—	108	10/31/2016
W. Michael Coffin Executive Vice President and Chief Operating Officer	—		10,000	[1]	—	108	10/31/2016
Theo Stroot Managing Director, Europe	125	[2]	375	[2]	—	100	10/23/2015
Edgar M. Bridger Executive Vice President of Worldwide Sales and Marketing	—		5,000		—	108	12/04/2016
Edmund A. Stanczak, Jr., Former Chief Executive Officer	—		—		—	—	—
Philip D. Barnes Former Chief Financial Officer	2,500	[3]	1,250	[3]	—	100	10/23/2015
John Stover Former Vice President, General Counsel and Secretary	—		—		—	—	—

Outstanding Equity Awards at Fiscal Year-End - Continued

Stock Awards

(a) Name	(g) Number of Shares or Units of Stock That Have Not Vested (#)	(h) Market Value of shares or Units of Stock That Have Not Vested (#)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Pay-out Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph F. Dana President and Chief Executive Officer	—	—	—	—
Lee McCarter Executive Vice President and Chief Financial Officer	—	—	—	—
W. Michael Coffin Executive Vice President and Chief Operating Officer	—	—	—	—
Theo Stroot Managing Director, Europe	—	—	—	—
Edgar M. Bridger Executive Vice President of Worldwide Sales and Marketing	—	—	—	—
Edmund A. Stanczak, Jr., Former Chief Executive Officer	—	—	—	—
Philip D. Barnes Former Chief Financial Officer	—	—	—	—
John Stover Former Vice President, General Counsel and Secretary	—	—	—	—

(1)	Consists of nonqualified options to purchase one share of Class A Common Stock of the Company’s parent, Propex Holdings Inc. Options vest in four equal tranches over approximately three years. The first 25 percent vested on February 20, 2007 and the remaining options vest 25% per year for the next three years. The valuation assumptions for these grants are described at Note 13 of the consolidated financial statements.

(2)	Consists of nonqualified options to purchase one share of Class A Common Stock of the Company’s parent, Propex Holdings Inc. Options vest over five years from December 31, 2004 at 20% per year. The options were valued using the minimum value method under SFAS No. 123 described at Note 13 of the consolidated financial statements.

(3)	Options were modified per a separation agreement dated May 3, 20006 and the term modified again on November 27, 2006. The unvested options vest in December, 2007.

(4)	Consists of nonqualified options to purchase one share of Class A Common Stock of the Company’s parent, Propex Holdings Inc. Options vest over four years at 25% per year beginning on the grant date, December 4, 2006. The valuation assumptions for these grants are described at Note 13 of the consolidated financial statements.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
(a) Name	(b) Number of Shares Acquired on Exercise (#) [1]	(c) Value Realized on Exercise	(d) Number of Shares Acquired on Vesting (#)	(e) Value Realized on Vesting ($) [2]
Joseph F. Dana [3] President and Chief Executive Officer	—	—	—	—
Lee McCarter [3] Executive Vice President and Chief Financial Officer	—	—	—	—
W. Michael Coffin [3] Executive Vice President and Chief Operating Officer	—	—	—	—
Theo Stroot Managing Director, Europe	—	—	—	—
Edgar M. Bridger [4] Executive Vice President of Worldwide Sales and Marketing	—	—	—	—
Edmund A. Stanczak, Jr., Former Chief Executive Officer	—	—	—	—
Philip D. Barnes Former Chief Financial Officer	—	—	2,500	$20,000
John Stover Former Vice President, General Counsel and Secretary	—	—	—	—

(1)	There were no exercises of Propex Holdings Inc. options during 2006.

(2)	Represents the value of the option shares as of December 31, 2006 less the exercise price of the options.

(3)	Options were granted on November 1, 2006 at a determined value of $108 per share. No options had vested as of December 31, 2006. The valuation assumptions are described in Note 13 of the consolidated financial statements.

(4)	Options were granted on December 4, 2006 at a determined value of $108 per share. No options had vested as of December 31, 2006. The valuation assumptions are described in Note 13 of the consolidated financial statements.

Pension Benefits

This table sets forth the named executive officers who are participants in one of the Company’s defined benefit pension plans. Those named executive officers not listed joined the company after the plans were frozen and do not participant in the Company’s plans.

(a) Name	(b) Plan Name	(c) Number of Years Credited Service (#) [1]	(d) Present Value of Accumulated Benefit ($)	(e) Payments During last Fiscal Year ($)
Philip D. Barnes	Propex Inc. Cash Value Retirement Plan	23.1 years	$13,198	--
John Stover	Propex Inc. Cash Value Retirement Plan	0.6 years	6,585	--

(1)	The Propex Inc. Cash Value Retirement plan was frozen as of August 31, 2005. Additional years of service do not accrue after that date.

Director Compensation

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2006. Directors who are also our employees do not receive separate compensation for their service as a director.

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings	(g) All Other Compensation ($)	(h) Total ($)
George W. Henderson, III	$150,000	—	—	—	—	—	$150,000
William C. Oehmig	25,000	—	—	—	—	—	25,000
T. Hunter Nelson	25,000	—	—	—	—	—	25,000
Jean-Pierre L. Conte	25,000	—	—	—	—	—	25,000
Richard D. Paterson	25,000	—	—	—	—	—	25,000
Robert T. Ladd [1]	—	—	—	—	—	—	—
Donald G. Mercer	25,000	—	—	—	—	—	25,000
Gene G. Stoever	25,000	—	—	—	—	—	25,000
John C. Thornton	25,000	—	—	—	—	—	25,000

(1)	As managing director of D.E. Shaw & Co., L.P., and the head of Laminar Direct Capital GP, Inc., Mr. Ladd does not receive compensation for the services as a director, but compensation is paid to D.E. Shaw & Co., L.P. or an affiliate with whom Mr. Ladd is associated.

Other Agreements

The Board of Directors of the Company, at a meeting held on May 12, 2005, adopted a resolution amending our By-Laws. The Amendment provides that the Company will compensate directors for their services, and for their attendance at regular and special meetings of the Board of Directors, and at committee meetings thereof, through payment of a director’s fee in an amount to be determined by the Board of Directors. The amendment also provides that the Company will reimburse directors for reasonable expenses incurred in connection with their services and attendance at such meetings and that the Board of Directors may also establish an additional fee payable to the Chairman of the Board in consideration of his services.

Annual Incentive Plan

During 2005, our board approved an annual incentive plan for U.S. salaried employees and managing directors of Europe and Brazil along with a cash bonus plan for U.S. hourly employees. The incentive plans are administered by the Compensation Committee of the Board of Directors. The plans provide for a bonus pool to be paid to participants if a target level of financial performance is achieved. If our actual financial performance exceeds or falls short of the targeted level of performance, the amount of the pool available to be paid will increase or decrease, respectively. The Compensation Committee will recommend to the Board of Directors the total pool, the target financial performance, the participants and each participant’s share of the potential pool.

Compensation Committee Interlocks and Insider Participation

Messrs. Oehmig, Conte, Dana, Henderson and Thornton served on the Compensation Committee of our Board of Directors during 2006. Mr. Dana is our Chief Executive Officer. None of our executive officers served during 2006 on a board of directors of another entity which has employed any of the members of the Compensation Committee.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis for fiscal year 2006 with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2006.

Compensation Committee

William C. Oehmig, Chairman

Richard D. Paterson

Joseph F. Dana

George W. Henderson, III

John C. Thornton

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our capital stock is owned by Propex Holdings Inc. The following table presents certain information as of March 16, 2007, regarding the ownership of shares of Propex Holdings Inc.’s common stock by the named executive officers, each director of Propex Holdings Inc. and Propex Inc., all directors and executive officers as a group and each person who was known by Propex Holdings Inc. to be the beneficial owner of more than 5% of the outstanding voting common stock of Propex Holdings Inc. As of March 2007, Propex Holdings Inc. had 676,700 shares of voting common stock and 17,000 shares of non-voting common stock outstanding. Except as otherwise indicated in the notes to the table, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated common stock. Except as otherwise indicated, the address of each of the beneficial owners is c/o Propex Holdings Inc., 6025 Lee Highway, Suite 425, Chattanooga, Tennessee.

Notwithstanding the beneficial ownership of common stock presented below, the investor stockholders agreement governs the exercise of voting rights of the stockholders party thereto with respect to the election of directors and certain other material events. The parties to the investor stockholders agreement have agreed to vote their shares to elect the board of directors as set forth therein. See “Item 13. Certain Relationships and Related Transactions, and Director Independence-Stockholders Agreements.”

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

Name and Address of Beneficial Owner (as of March 16, 2007)	Amount and Nature of Beneficial Ownership of Common Stock	% of Outstanding Voting Common Stock

Theo Stroot	1,125 (e)	*

Joseph F. Dana	3,500 (f)	*

W. Michael Coffin	2,500 (g)	*

Lee McCarter	2,500 (g)	*

Edgar M. Bridger	—	—

George W. Henderson, III	4,500 (f)	*

Donald G. Mercer	2,700 (h)	*

Gene G. Stoever	1,700 (h)	*

John C. Thornton	3,700 (h)	*

William C. Oehmig (a)	263 (i)	*

T. Hunter Nelson (a)	263 (i)	*

Jean Pierre L. Conte (b)	263 (i)	*

Richard D. Paterson (b)	263 (i)	*

Robert T. Ladd (c)	—	—

Directors and executive officers as a group (14 persons)	13,650	2.0%

Sterling Group Partners I, L.P. Eight Greenway Plaza, Suite 702 Houston, Texas 77046	250,000	36.9%(a)

Genstar Capital III, L.P. Four Embarcadero Center, Suite 1900 San Francisco, California 94111	250,000	36.9%(b)

D.E. Shaw Laminar Portfolios, L.L.C. 120 West 45th Street New York, New York 10036	100,000	14.8%(c)

Paribas North America, Inc. 787 Seventh Avenue New York, New York 10019	50,000	7.2%(d)

*	- Less than 1%

(a)

Sterling Group Partners I GP, L.P. is the sole general partner of Sterling Group Partners I, L.P. Sterling Group Partners I GP, L.P. has five general partners, each of which is wholly-owned by one of Frank J. Hevrdejs, William C. Oehmig, T. Hunter Nelson, John D. Hawkins and C. Kevin Garland. Each of these individuals disclaims beneficial ownership of the shares owned by Sterling Group Partners I, L.P. The beneficial ownership does include vested stock options for which the person has a right to acquire ownership within 60 days.

(b)	Genstar Capital III, L.P. is the sole general partner of each of Genstar Capital Partners III, L.P. and Stargen III, L.P., which are the record owners of the shares listed. Genstar III GP LLC is the sole general partner of Genstar Capital III, L.P. Each of Jean-Pierre L. Conte, Richard F. Hoskins and Richard D. Paterson is a managing member of Genstar III GP LLC. In such capacity, Messrs. Conte, Hoskins and Paterson may be deemed to beneficially own shares of common stock beneficially owned, or deemed to be beneficially owned, by Genstar III GP LLC, but disclaim such beneficial ownership. The beneficial ownership does include vested stock options for which the person has a right to acquire ownership within 60 days.

(c)	D.E. Shaw Laminar Portfolios, L.L.C. purchased its interest in Propex Holdings Inc. from its affiliate, Laminar Direct Capital, L.P. in July 2005. D. E. Shaw Composite Side Pocket Series 1, L.L.C. (“Composite”) directly holds 100,000 shares of Class A common stock of Propex Holdings, Inc. Robert Ladd is a managing director of D. E. Shaw & Co., L.P.,an affiliate of Composite, and employee of D.E. Shaw & Co., L.L.C., the manager of Composite. Composite will have the power to vote or to direct the vote of (and the power to dispose or direct the disposition of) these shares. Mr. Ladd disclaims beneficial ownership of Propex Holdings, Inc. shares.

(d)	Due to regulatory requirements applicable to affiliates of Paribas North America, Inc., 17,000 shares of the common stock it owns are non-voting common stock, otherwise like the voting common stock in all material respects, and 33,000 shares are voting common stock. The non-voting common stock is convertible on a one-for-one basis into voting common stock at the holder’s option upon the occurrence of certain events.

(e)	The beneficial ownership includes vested stock options for which the person has a right to acquire ownership of 125 shares of common stock within 60 days.

(f)	The beneficial ownership includes vested stock options for which the person has a right to acquire ownership of 3,500 shares of common stock within 60 days.

(g)	The beneficial ownership includes vested stock options for which the person has a right to acquire ownership of 2,500 shares of common stock within 60 days.

(h)	The beneficial ownership includes vested stock options for which the person has a right to acquire ownership of 700 shares of common stock within 60 days.

(i)	The beneficial ownership includes vested stock options for which the person has a right to acquire ownership of 263 shares of common stock within 60 days.

Equity Compensation Plan Information

As of December 31, 2006, this table sets forth for each category of equity compensation plan described the securities to be issued upon exercise and the weighted-average exercise price of the outstanding securities.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	100,350	$105	4,650
Equity compensation plans not approved by security holders	—	—	—

Item 13.	Certain Relationships and Related Transactions

Advisory Services Agreement

We are party to an advisory services agreement, dated December 1, 2004, with The Sterling Group, L.P., Genstar Capital, L.P. and Laminar Direct Capital, L.P., referred to in the agreement as the “sponsors,” pursuant to which the sponsors have provided certain services to us, including financial advisory services in connection with corporate financing transactions and business combinations. The agreement provides that we will indemnify the sponsors against liabilities relating to their services. Under the agreement, at the closing of our acquisition from BP p.l.c., we paid a one-time transaction fee of $6.8 million to be shared among the sponsors, and we reimbursed the sponsors for their expenses. Under the agreement, as of January 1, 2005, we paid to the sponsors a management fee of $0.5 million. In addition, the agreement provides that on each March 31 from March 31, 2006 through March 31, 2014, we will pay the sponsors whose services have not terminated in accordance with the agreement, as a group, an annual management fee in cash totaling the greater of $0.5 million or 1.0% of our EBITDA for the previous twelve month period ended December 31. On March 31, 2006, we paid the sponsors, as a group, $705,500 for the twelve month period ended December 31, 2006. On or after March 31, 2007, we will pay the sponsors, as a group, $682,000 for the twelve month period ended December 31, 2007.

In addition, the agreement provides that if we acquire any business or assets having a value of $1.0 million or more, referred to in the agreement as a “future corporate transaction,” or offer our securities for sale publicly or privately or otherwise raise any debt or equity financing, referred to in the agreement as a “future securities transaction,” we will retain one or more of the sponsors, whose services have not been terminated in accordance with the agreement, as a group, as consultants with respect to the transaction. For any future corporate transactions, the relevant sponsors are entitled under the agreement to receive a fee in the amount of 1.0% of the aggregate consideration paid for the acquisition plus the aggregate amount of assumed liabilities and, regardless of whether such future corporate transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith. For any future securities transactions, the relevant sponsors are entitled to receive under the agreement a fee in the amount of 0.5% of the aggregate gross proceeds to the companies from such transaction and, regardless of whether such future securities transaction is consummated, any expenses or fees incurred by any sponsor in connection therewith. No payments were made to the sponsors for their services in connection with the 2006 sale of the Roanoke facility.

Stockholders Agreements

All holders of common stock of Propex Holdings Inc., our parent corporation, who are employees of Propex Holdings Inc. or any of its subsidiaries are parties to an employee stockholders agreement, and all other holders of Propex Holdings Inc. common stock are parties to an investor stockholders agreement. Propex Holdings Inc. is a party to both agreements. Each stockholders agreement includes specified transfer restrictions, rights of first refusal and drag along rights. The investor stockholders agreement also provides preemptive rights and tag along rights to the stockholders party to the investor stockholders agreement.

The investor stockholders agreement includes provisions relating to the voting of voting common stock. The agreement provides that, as long as the Sterling Group, L.P. investor or the Genstar Capital, L.P. investor, as the case may be, along with its respective affiliates and various permitted transferees, owns at least a specified percentage of the common stock that it initially purchased in the offering of common stock, such stockholder’s representative may designate three directors of Propex Holdings Inc., one of which must be independent of any stockholder party to the agreement. In addition, as long as the Laminar Direct Capital, L.P. investor, along with its affiliates and various permitted transferees, owns at least a specified percentage of the common stock that it initially purchased in the offering of common stock, its representative may designate one director of Propex Holdings Inc. Each stockholder party to the agreement agrees to vote the common stock held by it for each of the designated directors. The stockholders party to the agreement also agree to vote their common stock in favor of the election of Propex Holdings Inc.’s chief executive officer to its board. The agreement also contains similar provisions for the removal of a director designated for removal by the parties to the agreement. The agreement also requires approval by a specified vote to change the size of the board of directors of Propex Holdings Inc. and to authorize certain additional issuances of stock; certain acquisitions, investments, loans and advances; capital expenditures over a specified amount; certain dividends and repurchases; certain sales of assets; and certain other significant transactions.

Registration Rights Agreement

Propex Holdings Inc. is party to a registration rights agreement with the holders of qualified registrable securities who are signatories thereto. The registration rights agreement includes the following provisions:

•

Piggyback Registrations. After an initial public offering of the common shares of Propex Holdings Inc., the holders of qualified registrable securities will have piggyback registration rights when Propex Holdings Inc. proposes to register such common equity securities in a qualified registration other than a demand registration.

•	Demand Registrations. Subject to specified restrictions, after an initial public offering, and upon written request, holders of qualified registrable securities have demand registration rights if such registrable securities to be included have, in the good faith opinion of Propex Holdings Inc., an aggregate fair market value of at least $20.0 million.

The registration rights agreement also contains customary provisions with respect to registration procedures, indemnification and contribution rights.

Item 14.	Principal Accountant Fees and Services

Engagement of the Independent Registered Public Accounting Firm. The Audit Committee is responsible for approving every engagement of Ernst and Young LLP to perform audit work. The Audit Committee’s pre-approval policy provides as follows:

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

Auditor Fees	Year Ended December 31,
	2006	2005
	(in millions)
Ernst & Young
Services provided:
Audit fees	$1.5	$1.3
Audit-related fees	0.8	0.1
Tax fees	0.2	0.2
Other accounting fees	0.1	0.1

Total fees	$2.6	$1.7

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) and (2) Financial Statements and Financial Statement Schedules

See “Item 8. Financial Statements and Supplementary Data” and Schedule II – Valuation and Qualifying Accounts at the end of this report.

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes therein.

(3) Exhibits

Exhibit Number	Description

3.1	Certificate of Ownership and Merger Merging Propex Fabrics Inc. into Amoco Fabrics and Fibers Company, filed with the Secretary of State of the State of Delaware on December 1, 2004 (filed as Exhibit 3.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

3.2	Amended Bylaws of Propex Fabrics Inc. (filed as Exhibit 3.2 to Propex Fabrics Inc.’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

3.3	Certificate of Amendment to Certificate of Incorporation, effective June 13, 2006, filed with the Delaware Secretary of State (filed as Exhibit 3.3 to Propex Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

4.1	Indenture, dated as of December 1, 2004, among Propex Fabrics Inc., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee (filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-122829, and incorporated herein by reference).

4.2	Form of 10% Senior Note due 2012 (contained in the Indenture filed as Exhibit 4.1 to Propex Fabrics Inc.’s Form S-4, Registration No. 333-12829, and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of June 23, 2006, among Propex Inc., and the guarantors names therein and Wells Fargo Bank, N.A. as Trustee (filed as exhibit 4.3 to Propex Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.2	Propex Fabrics Holdings Inc. 2005 Stock Awards Plan, effective October 24, 2005 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on October 28, 2005 and incorporated herein by reference).

10.3	Propex Fabrics Holdings Inc. form of non-qualified stock agreement for employees, effective October 24, 2005 (filed as Exhibit 10.2 to Propex Fabrics Inc.’s Form 8-K filed on October 28, 2005 and incorporated herein by reference).

10.4	Propex Fabrics Holdings Inc. form of non-qualified stock agreement for directors, effective October 24, 2005 (filed as Exhibit 10.3 to Propex Fabrics Inc.’s Form 8-K filed on October 28, 2005 and incorporated herein by reference).

10.5	Stock Purchase Agreement, dated December 30, 2005, by and among Propex Fabrics Inc., SI Concrete Systems Corporation, SI Geosolutions Corporation and the sellers named therein (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on January 6, 2006 and incorporated herein by reference).

10.6	Amendment No. 1 to Stock Purchase Agreement, dated January 30, 2006 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on February 3, 2006 and incorporated herein by reference).

10.7	Credit Agreement, dated January 31, 2006, by and among Propex Fabrics Inc., the lenders named therein and BNP Paribas as Administrative Agent (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on February 6, 2006 and incorporated herein by reference).

10.8	Amendment of Credit Agreement, dated February 20, 2006, by and among Propex Fabrics Inc., the lenders named therein and BNP Paribas as Administrative Agent (filed as Exhibit 10.8 to Propex Inc.’s Form 10-K filed on March 31, 2006 and incorporated herein by reference).

10.9	Asset Purchase Agreement by and among Propex Fabrics Inc. and Aladdin Manufacturing Corporation dated March 1, 2006 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on March 7, 2006 and incorporated herein by reference).

10.10	Separation Agreement and General Release, dated march 23, 2006, among Propex Fabrics Inc., Propex Fabrics Holdings Inc. and Edmund A. Stanczak, Jr. (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on March 29, 2006 and incorporated herein by reference).

10.11	Separation Agreement and General Release, dated May 3, 2006, among Propex Fabrics Inc., Propex Fabrics Holdings Inc. and Philip D. Barnes (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K filed on May 8, 2006 and incorporated herein by reference).

10.12	Management Employment Agreement of Joseph F. Dana, dated November 3, 2006 (filed as Exhibit 10.1 to Propex Fabrics Inc.’s Form 8-K dated November 3, 2006 and incorporated herein by reference).

10.13	Management Employment Agreement of W. Michael Coffin, dated November 3, 2006 (filed as Exhibit 10.2 to Propex Inc.’s Form 8-K dated November 3, 2006 and incorporated herein by reference).

10.14	Management Employment Agreement of Lee McCarter, dated November 3, 2006 (filed as Exhibit 10.3 to Propex Inc.’s Form 8-K dated November 3, 2006 and incorporated herein by reference).

10.15	Propex Holdings Inc. Cash Incentive Bonus Plan, dated October 30, 2006 (filed as Exhibit 10.4 to Propex Inc.’s Form 8-K dated November 3, 2006 and incorporated herein by reference).

10.16	Form of Propex Holdings Inc.’s Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.5 to Propex Inc.’s Form 8-K dated November 3, 2006 and incorporated herein by reference).

10.17	Separation Agreement, dated November 21, 2006, among Propex Inc., Propex Holdings Inc. and John Stover (filed as Exhibit 10.1 to Propex Inc.’s Form 8-K filed on December 4, 2006 and incorporated herein by reference).

10.18	Second Amendment to Credit Agreement and Limited Waiver dated January 26, 2007, by and among Propex Inc., the financial institutions listed on the signature pages thereto, BNP Paribas, as administrative agent for the Lenders, and the Credit Support Parties (filed as Exhibit 10.1 to Propex Inc.’s Form 8-K on January 26, 2007 and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Business Ethics (filed as Exhibit 14.1 to Propex Fabrics Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

21.1	Subsidiaries of Propex Inc.

24.1	Powers of attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized to sign on April 2, 2007.

PROPEX INC.

By:	/s/ Lee McCarter
Lee McCarter
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on April 2, 2007.

Name and Title

/s/ Joseph F. Dana
Joseph F. Dana
Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Lee McCarter
Lee McCarter
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

*
George E. Henderson, III
Chairman

*
William C. Oehmig
Director

*
T. Hunter Nelson
Director

*
Jean-Pierre L. Conte
Director

*
Richard D. Paterson
Director

*
Robert T. Ladd
Director

*
Donald G. Mercer
Director

*
Gene G. Stoever
Director

*
John C. Thorton
Director

* By:	/s/ Lee McCarter
Lee McCarter
*	Attorney-in-fact for persons indicated

Schedule II – Valuation and Qualifying Accounts

(In Millions)

	Balance at January 1	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31
Year ended December 31, 2006
Allowance for doubtful accounts	$2.8	$1.6	$(0.3)	$4.1
Allowance for discounts and returns	0.4	2.1	—	2.5
Inventory Reserve	0.6	3.1	—	3.7
Deferred tax asset valuation allowance	25.7	9.0	—	34.7

	Balance at December 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31
Year ended December 31, 2005
Allowance for doubtful accounts	$3.9	$0.2	$(1.3)	$2.8
Allowance for discounts and returns	0.5	—	(0.1)	0.4
Inventory Reserve	—	1.4	—	1.4
Deferred tax asset valuation allowance	26.4	0.7	(1.4)	25.7

	Balance at December 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at December 31
One month ended December 31, 2004
Allowance for doubtful accounts	$3.7	$0.2	$—	$3.9
Allowance for discounts and returns	0.5	—	—	0.5
Deferred tax asset valuation allowance	26.3	0.6	(0.5)	26.4

	Balance at January 1,	Additions charged to costs and expenses	Deductions for payments or write-offs	Balance at November 30
Eleven months ended November 30, 2004
Allowance for doubtful accounts	$3.7	$—	$—	$3.7
Allowance for discounts and returns	0.6	—	(0.1)	0.5
Inventory reserve	1.6	0.8	—	2.4
Deferred tax asset valuation allowance	18.3	0.2	—	18.5