Form 10-Q
period 2007-04-01
Propex Inc.
filed 2007-05-09
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

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

Number of shares of common stock outstanding at May 11, 2007: 10 shares.

Propex Inc.

Table of Contents to Form 10-Q

For the Quarter Ended April 1, 2007

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	April 1, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$44.5	$56.9
Restricted cash	0.9	0.9
Accounts receivable, net	98.5	86.4
Inventories, net (Note 3)	106.3	102.5
Deferred income taxes	9.6	9.6
Prepaid expenses and other current assets	10.4	8.2
Assets held for sale	12.6	12.6

Total current assets	282.8	277.1

Other assets:
Goodwill (Note 4)	37.1	37.1
Intangible assets, net (Note 4)	32.0	34.5
Deferred income taxes	11.4	6.2
Other assets	14.5	15.4

	95.0	93.2
Property, plant and equipment, net	237.4	240.0

Total assets	$615.2	$610.3

Liabilities and stockholder’s equity:
Current liabilities:
Accounts payable	$46.8	$25.2
Accrued liabilities	24.3	21.0
Current portion of debt and accrued interest	19.2	37.0
Restructuring and other similar costs (Note 5)	1.8	2.1
Other current liabilities	2.3	2.6

Total current liabilities	94.4	87.9

Debt, less current portion (Note 10)	354.9	357.8
Deferred income taxes	3.3	2.5
Accrued pension and other postretirement benefit liabilities (Notes 7 & 8)	49.5	49.8
Other non-current liabilities	3.3	1.1

	411.0	411.2
Total stockholder’s equity	109.8	111.2

Total liabilities and stockholder’s equity	$615.2	$610.3

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Operations

(In Millions)

(Unaudited)

	Three months ended April 1, 2007	Three months ended March 31, 2006
Net revenue	$154.2	$191.2
Cost of sales	126.6	162.8

Gross profit	27.6	28.4

Operating expenses:
Selling, general and administrative	23.8	26.0
In-process research and development (Note 2)	—	3.7
Restructuring and similar costs (Note 5)	0.5	3.0
Impairment of long-lived assets	—	5.5

Operating income (loss)	3.3	(9.8)
Other (income) expense, net	0.1	(0.3)

Income (loss) before interest and income taxes	3.2	(9.5)
Interest expense, net	8.4	12.1

Loss before income taxes	(5.2)	(21.6)
Income tax benefit (Note 9)	(1.1)	(8.2)

Net loss	$(4.1)	$(13.4)

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Cash Flows

(In Millions)

	Three months ended April 1, 2007	Three months ended March 31, 2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(4.1)	$(13.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7.4	6.6
Non-cash interest on debt	0.6	0.3
Net gain on dispositions of property and equipment	(0.1)	—
Impairment of long-lived assets	—	5.5
Stock-based compensation	0.2	—
Pension and postretirement benefit	0.6	(0.6)
Deferred income taxes	(4.4)	(9.1)
In-process research and development	—	3.7
Changes in operating assets and liabilities	11.6	3.5

Net cash provided (used) by operating activities	11.8	(3.5)

Cash flows from investing activities
Capital expenditures	(2.1)	(0.9)
Proceeds from sale of property and equipment	0.1	—
Acquisition of business (net of cash acquired)	—	(229.6)

Net cash used in investing activities	(2.0)	(230.5)

Cash flows from financing activities
Payments of long-term debt	(22.8)	(104.5)
Proceeds from issuance of debt	—	310.0
Debt issuance costs	—	(5.3)

Net cash provided by (used in) financing activities	(22.8)	200.2

Effect of changes in foreign exchange rates on cash and cash equivalents	0.6	0.2

Change in cash and cash equivalents	(12.4)	(33.6)
Cash and cash equivalents – Beginning of period	56.9	58.3

Cash and cash equivalents – End of period	$44.5	$24.7

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Inc. (the “Company”), formerly Propex Fabrics Inc. until its name change on June 13, 2006, was, prior to November 30, 2004, Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business”). Propex Inc. is the world’s largest independent producer of primary and secondary carpet backing and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. We have been engaged in the textile industry since 1884 and were wholly-owned by our former parent company BP p.l.c. (BP p.l.c. together with BP Amoco Chemical holding Company, an indirect subsidiary of BP p.l.c., and certain of its affiliates is collectively referred to as “BP”) until November 30, 2004.

On January 31, 2006, we acquired all the outstanding capital stock of SI Concrete Systems Corporation (now known as Propex Concrete Systems Corporation) and, SI Geosolutions Corporation (now known as Propex Geosolutions Corporation), collectively referred to as SI, for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs (the “SI acquisition”). We financed the purchase price with borrowings under a refinanced senior credit facility and approximately $28.1 million of cash on-hand. The details of the SI acquisition are discussed further in Note 2.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company, including its wholly owned subsidiaries, are prepared in conformity with U.S. generally accepted accounting principles and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The unaudited interim condensed consolidated financial statements exclude the accounts of Propex Holdings Inc., the Company’s parent. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided herein are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Form 10-K filing for the period ended December 31, 2006. All significant intercompany accounts and transactions have been eliminated.

Change of Fiscal Year

On January 3, 2007, the Board of Propex Holdings Inc. (“Propex Holdings”) changed the accounting period of Propex Holdings and its wholly-owned subsidiaries, including Propex Inc., effective January 1, 2007. The fiscal quarters of Propex Holdings and its subsidiaries were changed from calendar quarters to successive 13-week periods, as a result of which the fiscal quarters of Propex Holdings and its subsidiaries will close at the end of each successive 13-week period (each such 13-week period to begin on a Monday and end on a Sunday). The 2007 quarters will end on April 1, July 1, September 30 and December 30.

Earnings Per Share Data

Because Propex Inc. is a wholly owned subsidiary of Propex Holdings (formerly known as Propex Fabrics Holdings Inc.) and its stock is not publicly traded, we have not presented earnings per common share data as it is not meaningful.

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

Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement of Financial Accounting Standards Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). We have not elected early adoption and are currently evaluating the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows. The impact of the adoption of SFAS No. 159 will be dependent on the extent to which the Company elects to measure eligible items at fair value.

In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. In addition, the Statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. For employers without publicly traded equity securities, as is the case of Propex, the recognition of the funded status and presentation of required disclosures will be as of December 31, 2007. The Statement encourages early adoption. We are currently evaluating whether we will adopt SFAS No. 158 prior to December 31, 2007. As of the date of this report, the Company’s postretirement plans are underfunded.

In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice as a result of the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosure about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early application is encouraged. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

2. SI Acquisition

On January 31, 2006, we acquired all the outstanding capital stock of SI for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs. We financed the total purchase price with borrowings under a refinanced senior credit facility as described more fully in Note 10 and approximately $28.1 million of cash on-hand. The results of SI have been included in the North America furnishing, geosynthetics, industrial and concrete fiber segments since the acquisition date.

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

We finalized the purchase price allocation under the purchase method of accounting in accordance with the provision of SFAS No. 141. Management allocated the purchase price to the assets acquired and liabilities assumed based on their fair values. The fair value calculations were prepared with the assistance of an independent third party valuation specialist. The following table summarizes the final allocation of the purchase price to the assets and liabilities at January 31, 2006 (in millions):

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

Approximately $3.7 million was allocated to in-process research and product development and charged to expense during the first quarter of 2006 and $7.7 million was allocated to inventory as a fair value adjustment related to purchase accounting and was charged to cost of sales during the first quarter of 2006 when the inventory was sold.

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

•

Trademarks and trade names. SI has established several leading trademarks and trade names primarily focused on geosynthetic and concrete reinforced fibers applications. In the geosynthetic product area, SI has Geotex®, Landlok® and Pyramat® fabrics which are designed to help drain, separate, and stabilize soils in civil engineering and environmental applications. In the concrete fiber product area, SI has Fibermesh® polypropylene fibers for use as a secondary reinforcement for concrete and Novocon® steel fibers and Novomesh® blends of polypropylene and steel fibers for use in more demanding applications such as composite metal decks and industrial slabs.

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

Pro forma results

The following unaudited pro forma financial information presents the results of operations as if the SI acquisition had occurred as of the beginning of 2006. Pro forma adjustments increasing net income by $31.8 million for the quarter ended March 31, 2006 have been reflected in the pro forma results presented below. The unaudited pro forma adjustments exclude $22.0 million of SI costs related to the disposition of the Chickamauga facility included in the historical SI financial statements, as well as $3.7 million of charges related to in-process research and development and $7.7 million of charges related to the excess of the fair value of inventory over its historical cost recognized in connection with the SI acquisition, each expensed in the first quarter of 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of the Company that would have been reported had the SI Acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition.

Pro forma results were as follows for the three months ended March 31, 2006:

Quarter Ended March 31, 2006
Net revenue	$206.3

Net income (loss)	$(7.0)

3. Inventories

Inventories consisted of the following:

	April 1, 2007	December 31, 2006
	(in millions)
Raw materials	$15.1	$21.0
Work in progress	18.6	18.9
Finished goods	63.8	53.9

	97.5	93.8
Storehouse stock and other	8.8	8.7

Total inventories, net	$106.3	$102.5

4. Goodwill and Other Intangible Assets

Intangibles consist of the following:

	April 1, 2007			December 31, 2006
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
	(in millions)
Intangible assets not subject to amortization:
Goodwill	$37.1	$—	$37.1	$37.1	$—	$37.1

Intangible assets subject to amortization:
Customer relationships	27.0	(6.1)	20.9	27.2	(5.1)	22.1
Software licenses	0.9	(0.4)	0.5	0.9	(0.3)	0.6
Patents	5.4	(0.5)	4.9	5.4	(0.4)	5.0
BP non-compete agreement	6.2	(3.7)	2.5	7.0	(3.4)	3.6
Trademarks and trade names	3.4	(0.2)	3.2	3.4	(0.2)	3.2

Total Intangible assets subject to amortization	$42.9	$(10.9)	$32.0	$43.9	$(9.4)	$34.5

The Goodwill relates to our acquisition of SI on January 31, 2006.

Amortization of intangibles totaled $1.5 million for each the three months ended April 1, 2007 and March 31, 2006, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter:

(in millions)
Remainder 2007	$4.1
2008	5.4
2009	5.3
2010	4.1
2011	4.0
Thereafter	9.2

$32.1

5. Restructuring and Other Similar Costs

For the three months April 1, 2007, we recognized $0.5 million in restructuring expense related to the North America plant consolidation.

Restructuring reserves as of April 1, 2007 are summarized as follows:

April 1, 2007
(in millions)
Balance at January 1	$2.1
Cash payments	(0.8)
Accrual for new committed/announced program	0.5

Balance at period end	$1.8

Restructuring reserves by program:

	Restructuring Liabilities From SI Acquisition	S,G & A Redundancies	Early Retirement Program in Germany	North America Plant Consolidation	Total
	(in millions)
Balance at December 31, 2006	$0.6	$1.1	$0.4	$—	$2.1

Severance, relocation and restructuring accruals	—	—	—	0.5	0.5

Severance, relocation and restructuring payments	(0.1)	(0.1)	(0.1)	(0.5)	(0.8)

Balance at April 1, 2007	$0.5	$1.0	$0.3	$—	$1.8

Restructuring Liabilities from SI Acquisition

With the SI acquisition, $1.7 million in restructuring liabilities were included on the January 31, 2006 opening balance sheet related to the former SI restructuring activities. The majority of the related severance payments were completed during 2006, with the final payments expected to be paid during 2010.

Selling, General and Administrative Redundancy

Beginning in the first quarter of 2006, as part of integrating the newly acquired SI with the Company and as part of relocating our headquarters to Chattanooga, Tennessee, most of the Austell, Georgia employees were made redundant, including our former chief executive officer and former chief financial officer. At December 31, 2006, we had accrued $1.1 million related to severance for redundancies primarily for selling, general and administrative positions, including approximately $0.9 million related to future payments due to the former chief executive and chief financial officers. For the quarter ended April 1, 2007, we made payments of $0.1 million related to the former chief executive officer and chief financial officer. Payments of $0.7 million are expected to be paid during the remaining quarters of 2007 and $0.3 million is expected to be paid in 2008.

Early Retirement Program in Germany

At April 1, 2007 the reserve of $0.3 million relates primarily to liabilities under a government regulated early-retirement program for certain qualifying employees in our Germany location. The amounts will be paid over several years, dependent upon the retirement dates of the applicable employees.

North America Plant Consolidation

During the first quarter of 2006, we developed a plan to restructure our North America operations. Restructuring charges recorded during the first quarter of 2007 relate to severance payments in connection with facility optimization efforts.

For the three months ended March 31, 2006, the Company had developed a plan to restructure its Seneca, South Carolina plant. As such, during the quarter ended March 31, 2006, the Company recorded a $5.5 million non-cash impairment charge to write down the net book value to fair market value of the excess equipment, which will not be relocated.

The following table represents, by reportable segment, restructuring reserves at April 1, 2007 and payments for the three months ended April 1, 2007:

	Concrete Fiber	Furnishings	Geosynthetics	Industrial Products	Europe	Total
	(in millions)
Balance at December 31, 2006	$0.1	$0.9	$0.5	$0.2	$0.4	$2.1
Severance, relocation and restructuring accruals	—	0.3	0.2	—	—	0.5
Severance, relocation and restructuring payments	(0.1)	(0.3)	(0.3)	—	(0.1)	(0.8)

Balance at April 1, 2007	$—	$0.9	$0.4	$0.2	$0.3	$1.8

On November 28, 2005, Propex Fabrics GmbH, a subsidiary of Propex Inc., agreed with the local Works Council to a restructuring program for its Gronau, Germany production facility. This restructuring eliminated excess capacity and reduced costs in response to lower European sales demand. The program reduced the production schedule to five days per week from seven days per week, thereby eliminating the weekend production shift. The completion of the transition in February 2006 to a five-day per week production schedule reduced the workforce by approximately 60 employees.

6. Comprehensive Loss

The following table sets forth the reconciliation of net income (loss) to comprehensive income (loss):

	Three months ended April 1, 2007	Three months ended March 31, 2006
	(in millions)
Net loss	$(4.1)	$(13.4)
Foreign currency translation gain	2.4	3.4

Comprehensive loss	$(1.7)	$(10.0)

7. Pension Benefits

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

Components of net periodic pension costs (benefits) were as follows:

	Three months ended April 1, 2007	Three months ended March 31, 2006
Components of net periodic pension cost	(in millions)
Service cost	$0.2	$0.5
Interest cost	1.3	1.5
Expected return on plan assets	(1.0)	(1.3)
Amortization of unrecognized actuarial loss	—	0.1
Special termination benefits	—	—

Net periodic pension cost	$0.5	$0.8

During the three month periods ended April 1, 2007 and March 31, 2006, the Company contributed $1.2 million and $1.3 million, respectively, to the U.S. pension plans. The Company expects to contribute $4.8 million to its U.S. pension plans during the remainder of 2007.

Beginning in the second quarter of 2006, we increased matching contributions for salaried employees to 100% of employee contributions up to 6% of pay, as pay is defined in the 401(k) plan. In addition, we match 50% of hourly employee contributions up to 6% of eligible pay, as pay is defined in the 401(k) plan. We paid $ 0.4 million and $1.2 million in matching 401(k) contributions in the three months ended April 1, 2007 and March 31, 2006, respectively.

8. Other Postretirement Benefits

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

Components of net periodic benefit cost were as follows:

	Three months ended Apri1 1, 2007	Three months ended March 31, 2006
Components of net periodic benefit cost	(in millions)
Service cost	$—	$—
Interest cost	0.1	0.1

Net periodic benefit cost	$0.1	$0.1

9. Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the adoption of FIN 48, the Company reclassified approximately $2.4 million from deferred tax liabilities to reserves for uncertain tax positions predominately related to federal timing items. The total amount of reserves related to uncertain tax positions is $2.8 million. Of this total $0.6 million represents the amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the Company has not accrued any interest nor penalties on the uncertain positions since there are net operating losses which would offset penalties and interest.

The Company files numerous consolidated and separate income tax returns in the United States and in several state and foreign jurisdictions. The Company is no longer subject to United States federal and state income tax examinations for the years prior to 2004 and, with few exceptions, is not subject to foreign income tax examinations by tax authorities prior to 2002. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly change over the next twelve months.

10. Long-Term Debt

Total long-term debt at April 1, 2007 and December 31, 2006, consisted of the following:

	April 1, 2007	December 31, 2006
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan	216.3	239.2

Total	366.3	389.2
Less: current maturities of senior secured term loan	(11.4)	(31.4)

Total long-term debt	$354.9	$357.8

10% Senior Notes due 2012

On December 1, 2004, we issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, our subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. We used the proceeds from the issuance of the 10% Senior Notes to finance a portion of the acquisition of the Business from BP on December 1, 2004.

Senior Secured Term Loan

On January 31, 2006, we entered into a new Credit Agreement by and among the Company, as borrower, the lenders named in the agreement and BNP Paribas, as Administrative Agent, to refinance our credit facility and to raise additional funds for the SI Acquisition. The new Credit Agreement, which matures on July 31, 2012, provides for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50 million revolving credit facility and a $50 million bridge loan facility. This Credit Agreement replaced the credit agreement dated as of December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent. Similar to the prior credit facility, the new credit facility is guaranteed by Propex Holdings, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66.0% of the capital stock of our foreign subsidiaries.

On January 26, 2007, we entered into the Second Amendment to Credit Agreement and Limited Waiver with the lenders, BNP Paribas, as Administrative Agent, and Propex Holdings and certain of its subsidiaries, as Credit Support Parties. The Second Amendment waived our compliance with the financial covenants contained in the Credit Agreement for the fourth quarter of 2006, adjusted the financial covenants for the following five quarters ending March 31, 2008, increased the interest rate by 0.75% to, at management’s discretion, LIBOR plus 3% or a base rate plus 2%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate, and we voluntarily prepaid $20 million of debt outstanding under the credit facility from cash on hand.

Under the credit agreement, mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates.

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of April 1, 2007, $183.2 million of our total $366.3 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

Revolving loan agreement

The Credit Agreement provides a revolving line of credit of $50 million subject to a monthly borrowing base calculation based on inventories and receivables. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit, subject to the limits of the borrowing base. As of April 1, 2007, there were no amounts drawn on the revolver and there were $7.5 million of letters of credit outstanding. In accordance with our monthly borrowing base calculation, we had $42.5 million of availability as of April 1, 2007 under our $50 million revolving line of credit.

11. Commitments and Contingencies

From time to time, the Company is subject to lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and employment matters. Such litigation, claims, investigations and proceedings are handled and defended in the ordinary course of business. While no assurance can be given, the Company believes that, taking into account the indemnification by BP Amoco Chemical Holding Company under the BP Acquisition purchase agreement for certain potential pre-closing liabilities, and the Company’s current insurance coverage, none of the litigation or legal proceedings in which the Company is currently involved could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations. As a part of its litigation management program, the Company maintains general liability insurance coverage for product liability and other similar claims in amounts the Company believes are adequate.

The Company is subject to potential loss contingencies pursuant to various federal, state, and local environmental laws and regulations. These include possible obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical or petroleum substances by the Company or other parties.

In connection with the BP Acquisition, BP retained responsibility and has indemnified the Company for certain identified environmental liabilities upon selling the Business on December 1, 2004. These indemnified liabilities were estimated at $0.6 million at April 1, 2007 and December 31, 2006. This estimate may change as future events become realized. A long-term liability and corresponding receivable from BP is recorded on the balance sheet as of April 1, 2007 and December 31, 2006 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company's facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. At April 1, 2007, the Company is not aware of any material environmental liabilities beyond the above-indemnified liabilities.

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

If management believes that a loss arising from such claims and legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (including estimated legal costs), or the minimum estimated liability when the loss is estimated using a range. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter. Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company's financial position, cash flows or results of operations.

12. Business Segment and Geographic Area Information

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

Measure of Segment Profit or Loss and Segment Assets

Segment profitability is measured by pre-tax earnings from continuing operations excluding net interest expense. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers. There were no material intersegment sales in the three months ended April 1, 2007.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment because many of the Company’s productive assets are used to produce products in multiple segments and the utilization of many assets can be shifted among segments depending on the market demand for different products.

	Three months ended April 1, 2007	Three months ended March 31, 2006
	(in millions)
Net revenue:
North America (including U.K. for concrete fiber)
Furnishings	$62.0	$98.1
Geosynthetics	23.8	25.5
Industrial Products	15.1	24.3
Concrete Fiber	15.2	10.3
Europe (excluding U.K. for concrete fiber)	27.2	24.4
Brazil	10.9	8.6

Total net revenue	$154.2	$191.2

	Three months ended April 1, 2007	Three months ended March 31, 2006
	(in millions)
Depreciation and amortization expense:
North America (including U.K. for concrete fiber)
Furnishings	$3.0	$2.7
Geosynthetics	2.2	1.0
Industrial Products	0.8	0.9
Concrete Fiber	0.7	1.5
Europe (excluding U.K. for concrete fiber)	0.4	0.2
Brazil	0.3	0.3

Total depreciation and amortization	$7.4	$6.6

	Three months ended April 1, 2007	Three months ended March 31, 2006
	(in millions)
Segment income (loss):
North America (including U.K. for concrete fiber)
Furnishings	$6.5	$3.4
Geosynthetics	(2.0)	(5.4)
Industrial Products	(2.1)	(1.0)
Concrete Fiber	(1.6)	(8.9)
Europe (excluding U.K. for concrete fiber)	1.8	1.6
Brazil	0.6	0.8

Total segment income (loss)	3.2	(9.5)

Reconciling items:
Interest expense, net	8.4	12.1

Total consolidated loss before income taxes	$(5.2)	$(21.6)

Other data:
Worldwide sales volumes (million square yards for fabric sales)	434	637
Worldwide sales volumes (million lbs for fiber sales)	10	15
Unit net spread, $ per square yard (1)	$0.189	$0.173
Unit net spread, $ per lb (1)	$0.584	$0.628

(1)	– Unit net spread is defined as revenue less raw material cost on a per square yard basis for predominately polypropylene based fabric sales and a per pound basis for polypropylene based fiber sales.

Enterprise Wide Information

Net revenue is attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenue by customers’ locations.

	Three months ended April 1, 2007	Three months ended March 31, 2006
	(in millions)
Revenues:
Net revenues by geography:
United States	$103.8	$145.8
Other North America	12.3	12.4

Total North America	116.1	158.2
Europe	27.2	24.4
Brazil	10.9	8.6

Total net revenues	$154.2	$191.2

Total assets by country are listed as follows:

	April 1, 2007	December 31, 2006
	(in millions)
Total assets by country:
North America
United States	$825.5	$825.4
Other North America	27.6	19.7

Total North America	853.1	845.1
Europe	88.2	76.1
Brazil	41.1	37.8
Eliminations	(367.2)	(348.7)

Total assets	$615.2	$610.3

13. Condensed Consolidating Financial Information

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

The following tables set forth the condensed consolidating balance sheets as of April 1, 2007 and December 31, 2006, the condensed consolidating statements of operations for the three months ended April 1, 2007 and March 31, 2006, and the condensed consolidating statements of cash flows for three months ended April 1, 2007 and March 31, 2006. Amounts are shown separately for the Company’s parent company, Propex Holdings Inc., the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the condensed consolidated financial information for the Issuer for all periods presented.

Separate financial statements of the Company’s parent or the Guarantors are not presented because the Guarantors’ guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

April 1, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.5	$30.9	$—	$13.6	$(1.5)	$44.5
Restricted cash	—	—	—	0.9	—	0.9
Accounts receivable, net	—	59.4	29.0	35.6	(25.5)	98.5
Inventories, net	—	65.1	7.8	33.4	—	106.3
Deferred income taxes	—	8.2	0.4	1.0	—	9.6
Prepaid expenses and other current assets	—	4.8	(0.3)	5.9	—	10.4
Assets held for sale	—	12.6	—	—	—	12.6

Total current assets	1.5	181.0	36.9	90.4	(27.0)	282.8

Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	3.1	28.0	0.9	—	32.0
Deferred income taxes	1.3	6.5	4.9	—	(1.3)	11.4
Intercompany loan receivable	—	—	37.7	—	(37.7)	—
Investment in subsidiaries	109.8	241.6	50.7	—	(402.1)	—
Other assets	—	10.7	—	3.8	—	14.5

Property, plant and equipment, net	—	90.5	90.6	56.3	—	237.4

Total assets	$112.6	$533.4	$285.9	$151.4	$(468.1)	$615.2

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$51.6	$4.2	$16.5	$(25.5)	$46.8
Accrued liabilities	—	16.2	1.1	7.0	—	24.3
Current portion of debt and accrued interest, including Intercompany loans	—	19.2	—	—	—	19.2
Restructuring and other similar costs	—	1.4	—	0.4	—	1.8
Other current liabilities	—	2.3	—	—	—	2.3

Total current liabilities	—	90.7	5.3	23.9	(25.5)	94.4
Debt	31.3	354.9	—	—	(31.3)	354.9
Intercompany loan payable	—	26.8	—	10.9	(37.7)	—
Deferred income taxes	—	—	—	3.3	—	3.3
Accrued pension and other postretirement benefit liabilities	—	25.5	—	24.0	—	49.5
Other non-current liabilities	—	2.8	—	0.5	—	3.3

	31.3	410.0	—	38.7	(69.0)	411.0
Total stockholders’ equity	81.3	32.7	280.6	88.8	(373.6)	109.8

Total liabilities and stockholders’ equity	$112.6	$533.4	$285.9	$151.4	$(468.1)	$615.2

Condensed Consolidating Balance Sheet

December 31, 2006

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.4	$—	$12.5	$(1.5)	$56.9
Restricted cash	—	—	—	0.9	—	0.9
Accounts receivable, net	—	48.3	19.4	34.5	(15.8)	86.4
Inventories, net	—	65.8	6.5	30.2	—	102.5
Deferred income taxes	—	8.2	0.4	1.0	—	9.6
Intercompany loan receivable	—	—	—	—	—	—
Prepaid expenses and other current assets	—	2.9	0.2	5.1	—	8.2
Assets held for sale	—	12.6	—	—	—	12.6

Total current assets	$1.5	182.2	26.5	84.2	(17.3)	277.1
Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	4.2	29.1	1.2	—	34.5
Deferred income taxes	1.1	2.1	4.9	(0.8)	(1.1)	6.2
Intercompany loan receivable	—	—	41.0	—	(41.0)	—
Investment in subsidiaries	111.2	315.5	50.8	—	(477.5)	—
Other non-current assets	—	11.8	—	3.6	—	15.4

	112.3	333.6	162.9	4.0	(519.6)	93.2
Property, plant and equipment, net	—	90.9	93.7	55.4	—	240.0

Total assets	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.3	$2.3	$11.4	$(15.8)	$25.2
Accrued liabilities	2.2	13.6	1.4	6.0	(2.2)	21.0
Current portion of debt and accrued interest	—	37.0	—	—	—	37.0
Intercompany loan payable	—	—	—	—	—	—
Restructuring and other similar costs	—	1.7	—	0.4	—	2.1
Other current liabilities	—	2.6	—	—	—	2.6

Total current liabilities	2.2	82.2	3.7	17.8	(18.0)	87.9
Debt, less current portion	28.4	357.8	—	—	(28.4)	357.8
Deferred income taxes	—	—	—	2.5	—	2.5
Intercompany loan payable	—	27.8	—	13.3	(41.1)	—
Accrued pension and other postretirement benefit liabilities	—	26.6	—	23.2	—	49.8
Other non-current liabilities	—	1.1	—	—	—	1.1

	28.4	413.3	—	39.0	(69.5)	411.2
Total stockholders’ equity	83.2	111.2	279.4	86.8	(449.4)	111.2

Total liabilities and stockholders’ equity	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Condensed Consolidating Statement of Operations

For the Three Months Ended April 1, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$96.2	$12.9	$57.4	$(12.3)	$154.2
Cost of sales	—	78.3	9.7	50.5	(11.9)	126.6

Gross profit	—	17.9	3.2	6.9	(0.4)	27.6

Operating expenses:
Selling, general and administrative	—	14.9	5.5	3.8	(0.4)	23.8
Pension curtailment gain and settlement loss	—	—	—	—	—	—
Restructuring and similar costs	—	0.5	—	—	—	0.5
Impairment of long-lived assets	—	—	—	—	—	—

Operating income (loss)	—	2.5	(2.3)	3.1	—	3.3

Other (income) expense:
Other (income) expense, net	—	—	—	0.1	—	0.1
Interest expense, net	0.7	8.7	(0.1)	(0.2)	(0.7)	8.4
Equity (income) loss from earnings of subsidiaries	4.1	(0.7)	(1.8)	—	(1.6)	—

Income (loss) before income taxes	(4.8)	(5.5)	(0.4)	3.2	2.3	(5.2)
Income tax provision (benefit)	(0.2)	(1.4)	(0.5)	0.8	0.2	(1.1)

Net income (loss)	$(4.6)	$(4.1)	$0.1	$2.4	$2.1	$(4.1)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$114.8	$35.2	$48.2	$(7.0)	$191.2
Cost of sales	—	92.0	36.0	41.8	(7.0)	162.8

Gross profit	—	22.8	(0.8)	6.4	—	28.4
Operating expenses:
Selling, general and administrative	—	11.9	10.3	3.8	—	26.0
In-process research and development	—	—	3.7	—	—	3.7
Pension curtailment gain and settlement loss	—	—	—	—	—	—
Restructuring and similar costs	—	3.0	—	—	—	3.0
Impairment of long-lived assets	—	5.5	—	—	—	5.5

Operating income (loss)	—	2.4	(14.8)	2.6	—	(9.8)
Other (income) expense:
Other (income) expense, net	—	—	—	(0.3)	—	(0.3)
Interest expense, net	0.7	12.1	(0.1)	0.1	(0.7)	12.1
Equity (income) loss from earnings of subsidiaries	13.4	7.2	(2.6)	—	(18.0)	—

	14.1	19.3	(2.7)	(0.2)	(18.7)	11.8

Income (loss) before income taxes	(14.1)	(16.9)	(12.1)	2.8	18.7	(21.6)
Income tax provision (benefit)	(0.2)	(3.5)	(5.3)	0.6	0.2	(8.2)

Net income (loss)	$(13.9)	$(13.4)	$(6.8)	$2.2	$18.5	$(13.4)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 1, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities

Net income (loss)	$(4.6)	$(4.1)	$0.1	$2.4	$2.1	$(4.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2.5	4.1	0.8	—	7.4
Non-cash interest on debt	—	0.6	—	—	—	0.6
Gain on sale of property and equipment	—	—	—	(0.1)	—	(0.1)
Impairment of long-lived assets	—	—	—	—	—	—
Pension curtailment gain and settlement loss	—	—	—	—	—	—
Stock Based Compensation	—	0.2	—	—	—	0.2
Pension and postretirement benefit costs	—	0.1	—	0.5	—	0.6
Deferred income taxes	(0.2)	(4.8)	—	0.4	0.2	(4.4)
Undistributed earnings of subsidiaries	4.1	(0.7)	(1.8)	—	(1.6)	—
In-process research and development	—	—	—	—	—	—
Changes in operating assets and liabilities	(2.1)	9.6	0.7	1.3	2.1	11.6

Net cash provided by (used in) operating activities	(2.8)	3.4	3.1	5.3	2.8	11.8

Investing activities
Capital expenditures	—	(1.8)	—	(0.3)	—	(2.1)
Proceeds from sale of property, plant and equipment	—	—	—	0.1	—	0.1
Acquisition of business (net of cash acquired)	—	—	—	—	—	—

Net cash used in investing activities	—	(1.8)	—	(0.2)	—	(2.0)

Financing activities
Net receipts from (payments to) issuer and subsidiaries	—	7.4	(3.2)	(4.2)	—	—
Payments of long-term debt	2.8	(22.8)	—	—	(2.8)	(22.8)
Proceeds from issuance of debt	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Dividends	—	—	—	—	—	—
Proceeds from sale of stock	—	—	—	—	—	—

Net cash provided by (used in) financing activities	2.8	(15.4)	(3.2)	(4.2)	(2.8)	(22.8)

Effect of changes in foreign exchange rates on cash and cash equivalents	—	0.3	0.1	0.2	—	0.6
Change in cash and cash equivalents	—	(13.5)	—	1.1	—	(12.4)
Cash and cash equivalents – Beginning of period	1.5	44.4	—	12.5	(1.5)	56.9

Cash and cash equivalents – End of period	1.5	30.9	—	13.6	(1.5)	44.5

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(Unaudited)

In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(13.8)	$(13.4)	$(6.8)	$2.2	$18.4	$(13.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	3.2	2.9	0.5	—	6.6
Non-cash interest on debt	0.6	0.6	—	(0.3)	(0.6)	0.3
Impairment of long-lived assets	—	5.5	—	—	—	5.5
Pension and postretirement benefit	—	(1.1)	—	0.5	—	(0.6)
Deferred income taxes	(0.2)	(3.6)	(5.3)	(0.2)	0.2	(9.1)
Undistributed earnings of subsidiaries	13.4	7.2	(2.6)	—	(18.0)	—
In-process research and development	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities	—	0.4	5.7	(2.6)	—	3.5

Net cash provided by (used in) operating activities	—	(1.2)	(2.4)	0.1	—	(3.5)

Investing activities
Capital expenditures	—	(0.3)	(0.3)	(0.3)	—	(0.9)
Acquisition of business (net of cash acquired)	—	(232.5)	2.2	0.7	—	(229.6)

Net cash used in investing activities	—	(232.8)	1.9	0.4	—	(230.5)

Financing activities
Net (payments to) receipts from parent company	—	1.2	3.8	(5.0)	—	—
Payments of long-term debt	—	(104.5)	—	—	—	(104.5)
Debt issuance costs	—	(5.3)	—	—	—	(5.3)
Proceeds from issuance of debt	—	310.0	—	—	—	310.0

Net cash provided by (used in) financing activities	—	201.4	3.8	(5.0)	—	200.2

Effect of changes in foreign exchange rates on cash	—	—	—	0.2	—	0.2

Change in cash and cash equivalents	—	(32.6)	3.3	(4.3)	—	(33.6)
Cash and cash equivalents – Beginning of period	1.5	44.8	—	13.5	(1.5)	58.3

Cash and cash equivalents – End of period	$1.5	$12.2	$3.3	$9.2	$(1.5)	$24.7

14. Stock Compensation Plan

Propex Holdings has a stock-based compensation plan for the benefit of the directors, officers and certain employees and consultants of Propex Inc., the 2005 Stock Awards Plan (the “2005 Plan”). The plan is designed to attract able persons to the Company and its affiliates and to provide a means whereby those employees can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company and their desire to remain in its employ or service. The 2005 Plan provides for granting incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, non-vested (restricted) stock awards, performance awards, phantom stock awards, or any combination thereof. The terms and conditions of awards under the 2005 Plan are determined by the Compensation Committee for each grant. The 2005 Plan limits the aggregate number of shares of stock (irrespective of class) that may be issued to an individual under the 2005 Plan not to exceed 57,750 shares. The grant date of options is determined in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), and our policy is to consider the date of communication of the grant to the grantee, which is within a reasonable time following the approval of the grant by the Board, as the grant date.

Options granted during 2006 and 2007 under the 2005 Plan vest in increments of 25% per year. Both the stock options and the non-vested stock awards granted in 2005 have 5-year vesting periods and the stock options under the 2005 Plan have 10-year maximum terms. Compensation expense is recognized straight-line over the vesting period. In February 2006, the board of directors increased the number of shares available for issuance under the 2005 Plan to 105,000.

For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes-Merton pricing model. For options granted in 2006, we chose the Uniform method to evaluate any partial life cycle adjustment to be made to the historical expected term estimate. The Uniform method assumes that any outstanding and unexercised share-based payment awards will be exercised evenly over the remaining life cycle years for each year’s grant. For options granted in 2007, we used the simplified method to calculate the expected life of the option. Expected volatility for awards granted in fiscal 2006 and 2007 was based on the daily historical trading data of similar companies for a period equivalent to the expected term of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the stock awards. Our credit agreements preclude us from declaring shareholder dividends, resulting in a zero expected dividend yield in our valuation model. The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	2007 Grants	2006 Grants
Risk-free interest rate	4.39%	4.52%

Expected dividend yield	0%	0%

Expected volatility factor	56.1%	54.9%

Expected option term (in years)	7.0	5.5

The following table summarizes the activity of nonqualified stock options awarded under the Plan:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	96,350	$105	$307,600
Granted at fair market value on dates of grant	1,000	$108	—
Forfeited	(1,500)	$100	(12,000)

Outstanding, April 1, 2007	95,850	$105	$295,600

Exercisable, April 1, 2007	25,275	$105	$86,400

During the first quarter of 2007, we granted 1,000 options. Total compensation cost to be recognized over the vesting period for options granted during 2006 and 2007 is $3.5 million, and $0.2 million of this amount was recorded in selling, general and administrative expense as compensation expense in the first quarter of 2007. Options granted during 2007 vest in four equal tranches over four years from the date of grant. The first 25% will vest on February 12, 2008 and will continue to vest 25% each year through 2011.

The following table summarizes the activity of non-vested stock awarded under the Plan:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2006	3,800	$100
Granted	—	—
Forfeited	—
Redeemed	—	—

Outstanding, April 1, 2007	3,800	$100

The Company did not grant non-vested awards during 2006 or during the first quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Demand for our industrial products is driven by general economic conditions which influence housing construction in which our housewrap products are used, and chemical and agricultural activity, in which our bag fabrics are used.

Our primary raw material is polypropylene resin and resin costs comprise approximately 65% percent of our cost of goods sold. We are one of the world’s largest consumers of polypropylene, buying over 400 million pounds annually. We believe our scale affords us attractive pricing on these raw materials relative to our competitors.

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. For the three months ended April 1, 2007, general polypropylene resin prices in the U.S. were relatively flat compared to the average price for the twelve months of 2006, but increased by approximately 2.0% when compared to the three months ended March 31, 2006. Generally, we have been able to pass through raw material price increases and decreases to our furnishings customers, and in 2006 we were successful in passing through resin increases to our geosynthetic customers. However, it has been more difficult to pass through raw material price fluctuations to customers for certain of our industrial products and concrete fiber products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers.

In order to remain competitive, we maintain a comparatively low manufacturing cost structure. Our management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Acquisition of SI

On January 31, 2006, the Company acquired 100% of the outstanding stock of SI (hereafter referred to as the “SI acquisition”), which previously was our largest competitor and a leader in providing woven and nonwoven polypropylene fabrics and fiber products for various geosynthetic, industrial products and concrete fiber reinforcement end-uses. The Company retains its position as the world’s leading independent producer of carpet backing and continues to have significant woven polypropylene operations in Europe and Brazil. As a result of the SI acquisition, it positions itself as the leading North American producer of needle-punch nonwoven fabrics for furniture and bedding applications. The SI acquisition also enhances the Company’s position in geosynthetic fabrics and provides the Company with a leading sales position in the concrete fiber reinforcement business. Further, the Company’s strength in woven fabrics manufacturing is complemented by SI’s strength in non-woven fabric manufacturing.

The historical results section below presents a discussion of our consolidated operating results using the historical results of the Company prepared in accordance with GAAP for the three months ended April 1, 2007 and March 31, 2006, including SI’s results of operations from January 31, 2006.

Results of Operations for the Three Months Ended April 1, 2007 Compared to the Three Months Ended March 31, 2006

	Three months ended April 1, 2007	Three months ended March 31, 2006
	(in millions)
Net revenue (1)	$154.2	$191.2
Cost of sales	126.6	162.8

Gross profit	27.6	28.4

Operating expenses:
Selling, general and administrative	23.8	26.0
In-process research and development	—	3.7
Restructuring and similar costs	0.5	3.0
Impairment of long-lived assets	—	5.5

Operating income (loss)	3.3	(9.8)
Other (income) expense, net	0.1	(0.3)

Income (loss) before interest and income taxes	3.2	(9.5)
Interest expense, net	8.4	12.1

Income (loss) before income taxes	(5.2)	(21.6)
Income tax provision (benefit)	(1.1)	(8.2)

Net income (loss)	$(4.1)	$(13.4)

(1)	Net revenue represents gross sales less product returns, customer allowances and discounts, all generated in the ordinary course of business.

Net revenue

For the three months ended April 1, 2007, total net revenue decreased $37 million, or 19.4%, to $154.2 million from $191.2 million in the corresponding period of the prior year. This net revenue decrease is due to a decrease in North America furnishings net revenue of $36.1 million, a decrease in North America industrial products net revenue of $9.2 million, and a decrease in North America geosynthetics net revenue of $1.7 million. The segment decreases were partially offset by an increase in concrete fiber net revenue of $4.9 million, an increase in Europe net revenue of $2.8 million and an increase in Brazil net revenue of $2.3 million from the corresponding period in the prior year. For the quarter ended March 31, 2006, all segments in North America included only two months of revenue from the acquired SI operations as compared to three months of revenue for the quarter ended April 1, 2007.

For the three months ended April 1, 2007, North America furnishings net revenue decreased $36.1 million, or 36.8%, to $62.0 million from $98.1 million in the corresponding period of the prior year. The net revenue decrease for the quarter was primarily due to volume decreases in carpet backing resulting primarily from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., which began in 2005, and have impacted revenues since that time. Previous to the backward integration, these companies were two of our largest customers and the backward integration efforts reduced the potential merchant market demand for our furnishings products. In addition, the furnishings segment has experienced a general market decline in line with the downturn in housing construction, negatively impacting revenues for the first quarter of 2007. Partially offsetting these effects was the successful partial pass-through of higher raw material costs during the first quarter of 2007 and the inclusion of SI’s furniture and bedding and carpet backing revenues for the post January 31, 2006 period.

For the three months ended April 1, 2007, North America geosynthetics net revenue decreased $1.7 million, or 6.7%, to $23.8 million from $25.5 million in the corresponding period of the prior year. The net revenue decrease for the period was due primarily to a volume decrease in certain of our existing geotextile products due to two large customers being acquired and subsequently realigning their suppliers. Also, this segment was negatively impacted by a reduction in demand in line with the decline in the segment’s general economic climate. Partially offsetting these effects was the inclusion of SI’s geosynthetics revenues for the post January 31, 2006 period.

For the three months ended April 1, 2007, North America industrial products net revenue decreased $9.2 million, or 37.9%, to $15.1 million from $24.3 million in the corresponding period of the prior year. The decrease in net revenue was due to lower demand of certain industrial packaging products as a result of a loss of market share to imports, partially offset by the inclusion of SI’s industrial products revenues for the post January 31, 2006 period.

For the three months ended April 1, 2007, North America concrete fiber net revenue increased $4.9 million, or 47.6%, to $15.2 million from $10.3 million in the corresponding period of the prior year. This increase relates primarily to the fact that this segment was acquired as part of the SI acquisition on January 31, 2006 and the quarter ended March 31, 2006 includes only two months of revenues, while the current quarter includes three months of net revenues. Partially offsetting this is the negative impact of lower overall market demand in line with general economic conditions for the concrete segment.

For the three months ended April 1, 2007, Europe net revenue increased $2.8 million, or 11.5% to $27.2 million from $24.4 million in the corresponding period of the prior year. The increase in net revenue for the three months ended April 1, 2007 compared to the corresponding prior year period was driven predominantly by currency fluctuation. Net revenue for the first quarter of 2007 in local currency was approximately the same as prior year net revenues. Europe continues to experience favorable product mix changes, the beginnings of improvement in the European economy with improved consumer spending, and the partial pass-through of higher raw material costs. These benefits were somewhat offset by lower volumes due to a reduction in our capacity, in line with restructuring efforts at our Germany location.

For the three months ended April 1, 2007, Brazil net revenue increased $2.3 million, or 26.7%, to $10.9 million from $8.6 million in the corresponding period of the prior year. The net revenue increase for the quarter was due primarily to the effect of exchange rates on net revenues and to a lesser extent to the general improvement in the overall economic climate. In addition, general commercial activity positively impacted revenues, specifically the agricultural sector into which many of our products are sold. Due to the improvement in the economic environment, we were able to successfully pass through increased raw material costs to increase average selling prices from the end of the prior year, although the average price for the first quarter of 2007 remains lower than that of first quarter of 2006.

Cost of sales

For the three months ended April 1, 2007, cost of sales decreased 22.2% to $126.6 million from $162.8 million in the corresponding period of the prior year. The decrease in cost of sales primarily reflects volume decreases in carpet backing resulting from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., formerly two of our largest customers, partially offset by the inclusion of SI operations for the post January 31, 2006 period. As a percentage of net revenue, cost of sales decreased to 82.1% in the three months ended April 1, 2007 from 85.1% in the corresponding period of the prior year, primarily due to the change in our product mix following the backward integration efforts, the partial pass through of raw material costs, and the inclusion of SI results for the post January 31, 2006 period.

Selling, general and administrative

For the three months ended April 1, 2007, selling, general and administrative expenses decreased to $23.8 million from $26.0 million for the three months ended March 31, 2006. The decrease in selling, general and administrative expenses primarily reflects the lower costs due to the elimination of redundant selling, general and administrative costs as a result of the integration of SI. As a percentage of net revenue, selling, general and administrative expenses increased to 15.4% in the three months ended April 1, 2007 from 13.6% in the prior year primarily as a result of reduced net revenues from the stabilization of the market following the backward integration by Shaw and Mohawk. In addition, the inclusion of the concrete segment for three months ended April 1, 2007 as compared to two months for the quarter ended March 31, 2006, with its higher selling expenses, increased selling, general and administrative expense as a percentage of revenues during the current quarter.

In-process research and development

For the three months ended April 1, 2007, there were no in-process research and development charges. For the three months ended March 31, 2006, as part of the SI acquisition, there was an in-process research and development charge of $3.7 million.

Restructuring and other similar costs

For the three months ended April 1, 2007, restructuring and other similar costs were $0.5 million related to ongoing facility optimization plans for North America. The restructuring costs for the quarter ended April 1, 2007 are attributable to the furnishings and geosynthetics segments. Restructuring and similar costs totaled $3.0 million in the three months ended March 31, 2006 related to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI acquisition.

Impairment of long-lived assets

For the three months ended April 1, 2007, there were no impairments of long-lived assets. Impairment of long-lived assets were $5.5 million in the three months ended March 31, 2006 related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant.

Income (loss) before interest and income taxes

For the three months ended April 1, 2007, income before interest and taxes increased $12.7 million to income of $3.2 million from a loss of $9.5 million for the three months ended March 31, 2006. For the three months ended April 1, 2007, North America furnishings had segment income of $6.5 million, and Europe and Brazil had segment incomes of $1.8 million and $0.6 million, respectively. The segment incomes were partially offset by segment losses for North America industrial products of $2.1 million, North America concrete fiber of $1.6 million and for North America geosynthetics of $2.0 million. The segment results for the three months ended March 31, 2006 were negatively impacted by $3.0 million in restructuring charges, $3.7 million of in-process research and development charges and $5.5 million of asset impairment recognized in operations and by amortization of $7.7 million related to inventory fair value adjustments recorded in cost of sales, all related to the SI acquisition on January 31, 2006. Comparatively, income before interest and taxes for the quarter ended April 1, 2007 included $0.5 million of restructuring costs.

For the three months ended April 1, 2007, North America furnishings segment income increased $3.1 million, or 91.2%, to $6.5 million from $3.4 million for the three months ended March 31, 2006. The first quarter of 2006 was negatively impacted by $7.5 million in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense. Comparatively, restructuring costs for the quarter ended April 1, 2007 totaled $0.3 million. Excluding acquisition integration and restructuring charges, North America furnishings segment income would have totaled $10.8 million for the three months ended March 31, 2006 compared to segment income of $6.8 million for the quarter ended April 1, 2007. Excluding acquisition integration and restructuring charges for 2006, the segment income decrease for 2007 compared to 2006 was due to lower volumes resulting from the North America carpet industry restructuring, which began in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing. In addition, the furnishings segment continues to experience a decline in the general economic environment related to the declining new housing starts and home remodeling, which impact its market. The change in segment results was partially offset by the inclusion of SI operations in the post January 31, 2006 period.

For the three months ended April 1, 2007, North America geosynthetics segment loss decreased to a segment loss of $2.0 million, from a segment loss of $5.4 million for the three months ended March 31, 2006. The first quarter of 2006 was negatively impacted by $5.7 million in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense. Comparatively, restructuring costs for the quarter ended April 1, 2007 totaled $0.2 million. Excluding acquisition integration and restructuring charges, North America geosynthetics would have had segment income of $0.3 million for the three months ended March 31, 2006 compared to segment loss of $1.8 million for the quarter ended April 1, 2007. Excluding acquisition integration and restructuring charges for 2006, the segment income for 2006 compared to segment loss for 2007 was due to the current general weakness in demand and volume losses after two large customers were acquired and subsequently realigned their suppliers. The change in segment income was partially offset by the inclusion of SI operations in the post January 31, 2006 period.

For the three months ended April 1, 2007, North America industrial products segment loss increased to $2.1 million from a segment loss of $1.0 million for the three months ended March 31, 2006. The first quarter of 2006 was negatively impacted by $2.0 million in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense. Excluding acquisition integration and restructuring charges for the first quarter of 2006, the North America industrial products segment would have had segment income of $1.0 million for the three months ended March 31, 2006 compared to segment loss of $2.1 million for the quarter ended April 1, 2007. The segment loss for the quarter ended April 1, 2007 was due in part to decreases in certain packaging volumes as a result of loss of market share to imports, partially offset by the inclusion of SI’s industrial products operations for the post January 31, 2006 period.

For the three months ended April 1, 2007 North America concrete fiber segment loss was $1.6 million, compared to a loss of $8.9 million for the three months ended March 31, 2006. The concrete fiber segment was acquired on January 31, 2006 as part of the SI acquisition. The first quarter of 2006 was negatively impacted by $4.7 million in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense. Excluding acquisition integration and restructuring charges for the first quarter of 2006, the North America concrete fiber segment would have had segment loss of $4.1 million for the three months ended March 31, 2006 compared to segment loss of $1.6 million for the quarter ended April 1, 2007. The decrease in segment loss for the current quarter compared to the corresponding prior year quarter was due primarily to the inclusion of three months of operations of the concrete segment for three months during 2007 and only two months for 2006, partially offset by lower overall market demand in line with general economic conditions for the concrete segment.

For the three months ended April 1, 2007, Europe segment income increased $0.2 million to $1.8 million from $1.6 million in the corresponding period of the prior year. The segment income for the three months ended April 1, 2007 increased as we continued to benefit from previous restructuring and efficiency initiatives which resulted in increased margins. The current quarter was also positively impacted by the continued improvement in the European economy resulting in increased confidence in consumer spending.

For the three months ended April 1, 2007, Brazil segment income decreased $0.2 million to a segment income of $0.6 million from income of $0.8 million in the corresponding period of the prior year. The segment income decreased for the current quarter compared to the corresponding prior year quarter primarily reflecting higher raw material costs for the first quarter of 2007, negatively impacting margins. Due to the improvement in the economic environment, we were able to partially pass through increased raw material costs, although spreads still remain below the first quarter of 2006 (the term “spread” is defined in Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements).

Interest expense, net

For the three months ended April 1, 2007, interest expense, net of interest income decreased to $8.4 million from $12.1 million in the corresponding period of the prior year. Net interest expense decreased for the quarter ended April 1, 2007 due to the decreased level of outstanding debt compared to the prior year. In April 2006, we used the after-tax proceeds from the sale of the Roanoke, Alabama facility to repay the entire $50 million bridge loan and to repay

$11.5 million of the $260 million credit facility, both of which were outstanding during the first quarter of 2006. In addition, in January of 2007, we voluntarily paid an additional $20 million of the credit facility.

Income tax benefit

For the three months ended April 1, 2007, the income tax benefit decreased to $1.1 million from an income tax benefit of $8.2 million in the corresponding period of the prior year. The effective tax rate was 21% in the first quarter of 2007 compared to 38% in the first quarter of 2006. We do not expect the full year effective tax rate to change significantly due to the relative contributions of taxable income and loss of our foreign and domestic locations.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures, tax payments, debt payments or debt retirement. Our forecasted capital spending for 2007 is approximately $13 million. We believe that our current working capital, cash flows generated from future operations and available capacity under our revolving credit facility, as could become necessary in the future, will be sufficient to meet our working capital and capital spending requirements through December 2007. We may use excess cash balances to repay or retire debt. We finance these cash requirements through cash generated from operations and as could become necessary in the future, with funds from our revolving credit facility. As of April 1, 2007, we had no borrowings from our revolving credit facility.

Net working capital is comprised of current assets less restricted cash, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $206.7 million at April 1, 2007, and $225.3 million at December 31, 2006. Working capital decreased $18.6 million from December 31, 2006 due primarily to increased trade payables at April 1, 2007 compared to December 31, 2006.

At April 1, 2007, we had $44.5 million of cash and cash equivalents.

We generated cash from operations of $11.8 million for the three months ended April 1, 2007 compared to cash used by operations of $3.5 million in the three months ended March 31, 2006. The increase in cash provided by operations is due primarily to the increase in accounts payable.

Cash used in investing activities was $2.0 million in the three months ended April 1, 2007 compared to cash used in investing activities of $230.5 million in the three months ended March 31, 2006. Capital expenditures increased to $2.1 million in the three months ended April 1, 2007 from $0.9 million in the three months ended March 31, 2006. For the three months ended April 1, 2007 compared to the comparable prior year period, the decrease in cash used for investing activities relates primarily to the cash used in investing for the acquisition of SI in January 2006.

Cash provided by financing activities was $22.8 million in the three months ended April 1, 2007 related primarily to repayment of our credit facility, compared to cash provided by financing activities of $200.2 million for the three months ended March 31, 2006. In 2006, the cash generated relates to additional indebtedness to fund the SI.

10% Senior Notes due 2012

On December 1, 2004, we issued an aggregate of $150.0 million of 10% Senior Notes pursuant to an indenture among us, our subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. These notes will mature on December 1, 2012. Interest on these notes accrues at 10% per annum and is payable on June 1 and December 1 of each year. All of our domestic subsidiaries jointly and severally guarantee the 10% Senior Notes. We used the proceeds from the issuance of the 10% Senior Notes to finance a portion of our acquisition of the Business from BP p.l.c.

Senior Secured Credit Facility

On January 31, 2006, we entered into a new Credit Agreement to refinance our prior credit facility and to raise additional funds for the SI acquisition. The new Credit Agreement, which matures on July 31, 2012, provides for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50.0 million revolving credit facility and a $50.0 million bridge loan facility. The availability under the credit facility is subject to a monthly borrowing base calculation based upon inventories and accounts receivable. The credit facility is guaranteed by Propex Holdings Inc., our parent corporation, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66.0% of the capital stock of our foreign subsidiaries.

On January 26, 2007, we entered into the Second Amendment to Credit Agreement and Limited Waiver with the lenders, BNP Paribas, as Administrative Agent, and the Company’s parent corporation and certain of its subsidiaries, as Credit Support Parties. The Second Amendment waived our compliance with the financial covenants contained in the Credit Agreement for the fourth quarter of 2006, adjusted the financial covenants for the following five quarters ending March 31, 2008, increased the interest rate by 0.75% to LIBOR plus 3% or a base rate plus 2%, and at our option, we repaid $20 million of debt outstanding under the credit facility from cash on hand.

As of April 1, 2007, at management’s discretion, the loan bears interest at either LIBOR plus 3.0% or a base rate plus 2.0%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, as defined in the credit agreement, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates. We were in compliance with the financial covenants under the Second Amendment as of April 1, 2007 and through the date of this filing.

The $50.0 million revolving line of credit accrues interest and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings, less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit. As of April 1, 2007, there were no amounts drawn on the revolver and there were $7.5 million of letters of credit outstanding. The amounts available under our revolving credit facility are subject to a monthly borrowing base calculation, which is based on a portion of outstanding inventory and accounts receivable. As of April 1, 2007, in consideration of our borrowing base calculation and outstanding letters of credit, we had $42.5 million of available borrowings under our $50 million revolving credit line.

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of April 1, 2007, $183.2 million of our total $366.3 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

Critical Accounting Policies

In preparing our financial statements in conformity with GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of intangibles, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material. Management believes monitoring changes in critical accounting policies is important to the fair presentation of our financial condition and results of operations because they can require management’s more significant judgments and estimates in the preparation of our consolidated financial statements. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our annual report on Form 10-K for the year ended December 31, 2006. There have not been any significant changes in these policies or estimates since December 31, 2006.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. As of April 1, 2007, we did not utilize any derivative instruments to manage these raw material pricing or foreign exchange risks. However, as discussed in greater detail below, we entered into an interest rate swap agreement to lock in the interest rate on at least 50% of our bank term loan and 10% Senior Notes due 2012 over the initial three years of the Credit Agreement.

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

Interest rate risk. A significant amount of our debt bears interest at variable rates. As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1 and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of April 1, 2007, $183.2 million of our total $366.3 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

A hypothetical 10.0% increase or decrease in the applicable interest rates as of April 1, 2007 would change the quarterly cost of financing on our variable rate debt by $0.5 million.

Seasonality. We have historically experienced, and expect to continue to experience, seasonal and quarterly fluctuations in net revenue and operating income. Homebuilding, civil engineering projects and the agricultural cycle all are subject to seasonal influences, characterized by strong sales for the spring and summer months. Pre-season inventory builds along with strong sales during this period combine to favorably impact the first and second quarter results. In addition, our European operations typically experience lower third quarter revenues due to the traditional late-summer holiday.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There has been no change in our internal control over financial reporting during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of their inherent limitations, the Company's disclosure controls and procedures and its internal control over financial reporting may not prevent or detect all misstatements. In designing and evaluating the Company’s internal control over financial reporting, management recognizes that any such controls, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Any evaluation of the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting is subject to the risk that controls and procedures may become inadequate in the future as result of changes in the business environment in which we operate.

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

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	interest rates;

•	supply of competitive fabrics and fibers from countries with lower cost structures;

•	other factors affecting business plans, including the timing and success of business development efforts;

•	our ability to successfully integrate the SI acquisition, which occurred on January 31, 2006, and to realize the significant projected synergies related to the acquisition.

There is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you are cautioned not to put undue reliance on any forward-looking statements. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006, and Part II, “Item 1A. Risk Factors” of this report for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind such risk factors, as they could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect future events or developments.

PART II

Item 1.	LEGAL PROCEEDINGS

See Note 11 to our Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A.

Risk Factors

There have been no material changes to the risk factors set forth in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
10.1	Form of Second Amendment to Credit Agreement and Limited Waiver dated as of January 26, 2007, by and among Propex Inc., the financial institutions listed on the signature pages thereto, BNP Paribas, as administrative agent for the Lenders, and the Credit Support Parties. (filed as Exhibit 10.1 to Propex Inc.’s Current Report on Form 8-K, filed on January 26, 2007, and incorporated herein by reference).

10.2	Propex Inc. Supplemental Savings Plan (filed as Exhibit 10.1 to Propex Inc.’s Current Report on Form 8-K, filed on April 18, 2007, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPEX INC.
Date: May 9, 2007

	By:	/s/ Lee McCarter
Lee McCarter
Executive Vice President and Chief Financial Officer