Form 10-Q
period 2007-07-01
Propex Inc.
filed 2007-08-07
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

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

Number of shares of common stock outstanding at August 3, 2007: 10 shares.

Propex Inc.

Table of Contents to Form 10-Q

For the Quarter Ended July 1, 2007

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	July 1, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27.5	$56.9
Restricted cash	0.9	0.9
Accounts receivable, net	120.6	86.4
Inventories, net (Note 3)	113.3	102.5
Deferred income taxes	9.6	9.6
Prepaid expenses and other current assets	9.8	8.2
Assets held for sale	12.6	12.6

Total current assets	294.3	277.1

Other assets:
Goodwill (Note 4)	37.1	37.1
Intangible assets, net (Note 4)	30.0	34.5
Deferred income taxes	13.6	6.2
Other assets	14.6	15.4

	95.3	93.2
Property, plant and equipment, net	234.0	240.0

Total assets	$623.6	$610.3

Liabilities and stockholder’s equity:
Current liabilities:
Accounts payable	$56.4	$25.2
Accrued liabilities	27.0	21.0
Current portion of debt and accrued interest	15.1	37.0
Restructuring and other similar costs (Note 5)	1.5	2.1
Other current liabilities	1.4	2.6

Total current liabilities	101.4	87.9

Debt, less current portion (Note 10)	352.1	357.8
Deferred income taxes	3.3	2.5
Accrued pension and other postretirement benefit liabilities (Notes 7 & 8)	48.9	49.8
Other non-current liabilities	3.5	1.1

	407.8	411.2
Total stockholder’s equity	114.4	111.2

Total liabilities and stockholder’s equity	$623.6	$610.3

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Operations

(In Millions)

(Unaudited)

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six month ended June 30, 2006
Net revenue	$184.3	$205.5	$338.4	$396.6
Cost of sales	150.5	165.3	277.0	328.1

Gross profit	33.8	40.2	61.4	68.5

Operating expenses:
Selling, general and administrative	24.7	25.6	48.5	51.6
In-process research and development (Note 2)	—	—	—	3.7
Pension curtailment gain (Note 7)	—	(0.4)	—	(0.4)
Restructuring and similar costs (Note 5)	0.4	3.4	0.9	6.4
Impairment of long-lived assets	—	—	—	5.5
Gain from sale of Roanoke plant	—	(44.5)	—	(44.5)

Operating income	8.7	56.1	12.0	46.2
Other (income) expense, net	(0.1)	(0.5)	—	(0.8)

Income before interest and income taxes	8.8	56.6	12.0	47.0
Interest expense, net	8.0	8.5	16.4	20.5

Income (loss) before income taxes	0.8	48.1	(4.4)	26.5
Income tax provision (benefit) (Note 9)	(0.2)	18.4	(1.3)	10.3

Net income (loss)	$1.0	$29.7	$(3.1)	$16.2

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Cash Flows

(In Millions)

	Six months ended July 1, 2007	Six months ended June 30, 2006
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(3.1)	$16.2
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15.2	14.5
Non-cash interest on debt	0.6	5.3
Net gain on dispositions of property and equipment	—	(44.5)
Impairment of long-lived assets	—	5.5
Stock-based compensation	0.4	—
Pension and postretirement benefit	1.2	0.9
Deferred income taxes	(6.7)	(12.7)
In-process research and development	—	3.7
Changes in operating assets and liabilities	(8.8)	2.4

Net cash used by operating activities	(1.2)	(8.7)

Cash flows from investing activities
Capital expenditures	(3.5)	(2.3)
Proceeds from sale of property and equipment	0.2	73.0
Acquisition of business (net of cash acquired)	—	(229.7)

Net cash used in investing activities	(3.3)	(159.0)

Cash flows from financing activities
Payments of long-term debt	(25.8)	(169.1)
Proceeds from issuance of debt	—	310.5
Debt issuance costs	—	(5.3)
Dividends to unconsolidated parent	—	(0.4)

Net cash provided by (used in) financing activities	(25.8)	135.7
Effect of changes in foreign exchange rates on cash and cash equivalents	0.9	(0.1)

Change in cash and cash equivalents	(29.4)	(32.1)
Cash and cash equivalents – Beginning of period	56.9	58.3

Cash and cash equivalents – End of period	$27.5	$26.2

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

In September 2006, the FASB issued Statement of Financial Accounting Standards Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. In addition, the Statement requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. For employers without publicly traded equity securities, as is the case of Propex, the recognition of the funded status and presentation of required disclosures will be as of December 31, 2007. The Statement encourages early adoption. We are currently evaluating the potential impact that adoption of SFAS No. 158 will have on our consolidated financial position. As of the date of this report, the Company’s postretirement plans are underfunded.

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

	Final Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Customer relationships	$24.2	8
Trademarks and trade names	3.4	20
Patents	5.1	15

Other intangible assets	$32.7

The following is a brief description of the types of intangibles identified as a result of the SI acquisition:

•	Customer relationships. SI has developed a number of long-standing customer relationships that have a probability of continuing into the future.

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

Tangible Assets Acquired

The following table summarizes the estimated fair value of the property, plant and equipment acquired in the SI acquisition and their estimated useful lives at January 31, 2006:

	Final Fair Value	Weighted-Average Useful Life
	(in millions)	(in years)
Land	$2.3	N/A
Buildings and land improvements	22.9	35
Machinery, equipment and other	73.9	6
Construction in progress	0.8	N/A

Total tangible assets	$99.9

Pro Forma Results

The following unaudited pro forma financial information presents the results of operations of the Company as if the SI Acquisition had occurred as of the beginning of the 2006 fiscal year. Pro forma adjustments decreasing net income by zero and $0.9 million for the three months and six months ended June 30, 2006, respectively, have been reflected in the combined unaudited pro forma results presented below. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of the Company that would have been reported had the SI Acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results were as follows for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(in millions)
Net revenue	$205.5	$411.7

Net income (loss)	$29.7	$(10.3)

3. Inventories

Inventories consisted of the following:

	July 1, 2007	December 31, 2006
	(in millions)
Raw materials	$17.2	$21.0
Work in progress	18.5	18.9
Finished goods	68.5	53.9

	104.2	93.8
Storehouse stock and other	9.1	8.7

Total inventories, net	$113.3	$102.5

4. Goodwill and Other Intangible Assets

Intangibles consisted of the following:

	July 1, 2007			December 31, 2006
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
	(in millions)
Intangible assets not subject to amortization:
Goodwill	$37.1	$—	$37.1	$37.1	$—	$37.1

Intangible assets subject to amortization:
Customer relationships	26.8	(7.0)	19.8	27.2	(5.1)	22.1
Software licenses	0.9	(0.4)	0.5	0.9	(0.3)	0.6
Patents	5.3	(0.5)	4.8	5.4	(0.4)	5.0
BP non-compete agreement	5.8	(4.0)	1.8	7.0	(3.4)	3.6
Trademarks and trade names	3.4	(0.3)	3.1	3.4	(0.2)	3.2

Total Intangible assets subject to amortization	$42.2	$(12.2)	$30.0	$43.9	$(9.4)	$34.5

The Goodwill relates to our acquisition of SI on January 31, 2006.

Amortization of intangibles totaled $1.3 million and $2.8 million in the three and six months ended July 1, 2007, respectively, and $1.0 million and $2.5 million in the three and six months ended June 30, 2006, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter:

(in millions)
Remainder 2007	$2.7
2008	5.4
2009	4.2
2010	4.1
2011	4.0
Thereafter	9.6

$30.0

5. Restructuring and Other Similar Costs

For the three and six months ended July 1, 2007, we recognized $0.4 million and $0.9 million, respectively, in S,G & A redundancies and restructuring expense related to the North America plant consolidation.

Restructuring reserves as of July 1, 2007 are summarized as follows:

July 1, 2007
(in millions)
Balance at December 31, 2006	$2.1
Cash payments	(0.8)
Accrual for new committed/announced program	0.5

Balance at April 1, 2007	1.8
Cash payments	(0.7)
Accrual for new committed/announced program	0.4

Balance at July 1, 2007	$1.5

Restructuring reserves by program:

	Restructuring Liabilities From SI Acquisition	SG & A Redundancies	Early Retirement Program in Germany	North America Plant Consolidation	Total
	(in millions)
Balance at December 31, 2006	$0.6	$1.1	$0.4	$—	$2.1
Severance, relocation and restructuring accruals	—	0.1	—	0.8	0.9
Severance, relocation and restructuring payments	(0.2)	(0.4)	(0.1)	(0.8)	(1.5)

Balance at July 1, 2007	$0.4	$0.8	$0.3	$—	$1.5

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

Selling, General and Administrative Redundancy

Beginning in the first quarter of 2006, as part of integrating the newly acquired SI with the Company and as part of relocating our headquarters to Chattanooga, Tennessee, most of the Austell, Georgia employees were made redundant, including our former chief executive officer and former chief financial officer. At December 31, 2006, we had accrued $1.1 million related to severance for redundancies primarily for selling, general and administrative positions, including approximately $0.9 million related to future payments due to the former chief executive and chief financial officers. For the first half of 2007, we made payments of $0.4 million related to the former chief executive officer, former chief financial officer and other redundancies. Payments of $0.4 million are expected to be paid during the remaining quarters of 2007 and $0.4 million is expected to be paid in 2008.

Early Retirement Program in Germany

At July 1, 2007 the reserve of $0.3 million relates primarily to liabilities under a government regulated early-retirement program for certain qualifying employees in our Germany location. The amounts will be paid over several years, dependent upon the retirement dates of the applicable employees.

North America Plant Consolidation

During the first quarter of 2006, we developed a plan to restructure our North America operations. Restructuring charges recorded during the first half of 2007 relate to severance payments in connection with facility optimization efforts.

The following table represents, by reportable segment, restructuring reserves at July 1, 2007 and payments for the six months ended July 1, 2007:

	Concrete Fiber	Furnishings	Geosynthetics	Industrial Products	Europe	Total
	(in millions)
Balance at December 31, 2006	$0.1	$0.9	$0.5	$0.2	$0.4	$2.1
Severance, relocation and restructuring accruals	—	0.5	0.4	—	—	0.9
Severance, relocation and restructuring payments	(0.1)	(0.6)	(0.6)	(0.1)	(0.1)	(1.5)

Balance at July 1, 2007	$—	$0.8	$0.3	$0.1	$0.3	$1.5

6. Comprehensive Income

The following table sets forth the reconciliation of net income (loss) to comprehensive income:

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six months ended June 30, 2006
	(in millions)
Net income (loss)	$1.0	$29.7	$(3.1)	$16.2
Foreign currency translation gain (loss)	3.5	(1.2)	5.9	2.1

Comprehensive income	$4.5	$28.5	$2.8	$18.3

7. Pension Benefits

We sponsor two defined benefit pension plans in the U.S. for salaried and hourly employees who have completed a qualifying length of service. However, there is no defined benefit pension plan applicable to employees of SI. We operate an unfunded defined benefit pension plan in Germany and a funded defined benefit plan in Brazil, which are available to all employees after meeting certain service levels. Benefits for all plans are generally based on employees’ years of service and salary levels. For the U.S. plans, contribution amounts are determined by independent actuaries using an actuarial method that has an objective of providing an adequate fund to meet pension obligations as they mature.

Components of net periodic pension costs (benefits) were as follows:

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six months ended June 30, 2006
	(in millions)
Components of net periodic pension cost
Service cost	$0.3	$0.5	$0.5	$1.1
Interest cost	1.4	1.5	2.7	3.0
Expected return on plan assets	(1.1)	(1.3)	(2.1)	(2.6)
Amortization of unrecognized actuarial loss	—	0.1	—	0.1

Periodic pension cost before curtailment	0.6	0.8	1.1	1.6
Curtailment gain, net	—	(0.4)	—	(0.4)

Net periodic pension cost	$0.6	$0.4	$1.1	$1.2

During the three and six month periods ended July 1, 2007, the Company contributed $1.4 million and $2.7 million, respectively, to the U.S. pension plans. During the three and six months ended June 30, 2006, the Company contributed $2.2 million and $3.5 million, respectively, to the U.S. pension plans.

Beginning in the second quarter of 2006, we increased matching contributions for salaried employees to 100% of employee contributions up to 6% of pay, as pay is defined in the 401(k) plan. In addition, we match 50% of hourly employee contributions up to 6% of eligible pay, as pay is defined in the 401(k) plan. We paid $0.6 million and $ 1.0 million in matching 401(k) contributions in the three and six months ended July 1, 2007, respectively. We paid $1.1 million and $2.3 million in matching 401(k) contributions in the three and six months ended June 30, 2006, respectively.

8. Other Postretirement Benefits

The Company provides certain health care and life insurance benefits for retired Propex Inc. employees in the United States. Costs borne by the Company for retirees are based on age and length of service at retirement. The health care benefits are provided through the Company’s medical benefit plan and a group term life insurance plan. For U.S. employees of SI, there are no postretirement benefits.

Components of net periodic benefit cost were as follows:

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six months ended June 30, 2006
	(in millions)
Components of net periodic benefit cost
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	—	—	0.1	0.1

Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

9. Income Taxes

For the three months ended July 1, 2007, the income tax benefit was $0.2 million compared to income tax expense of $18.4 million in the corresponding period of the prior year. For the six months ended July 1, 2007, the income tax benefit was $1.3 million compared to income tax expense of $10.3 million in the corresponding period of the prior year. The effective tax rate was 30.9% for the six months ended July 1, 2007 compared to 38.9% for the six months ended June 30, 2006. The change in the effective tax rate from the corresponding period in the prior year reflects changes in the relative contributions to consolidated pre-tax income of certain foreign locations. We do not expect the full year effective tax rate to change significantly due to the relative contributions of taxable income and loss of our foreign and domestic locations.

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the adoption of FIN 48, the Company reclassified approximately $2.4 million from deferred tax liabilities to reserves for uncertain tax positions predominately related to federal timing items. As of July 1, 2007, the total amount of reserves related to uncertain tax positions is $2.8 million. Of this total $0.6 million represents the amounts of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of July 1, 2007, the Company has not accrued any interest nor penalties on the uncertain positions since there are net operating losses which would offset penalties and interest.

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

10. Long-Term Debt

Total long-term debt at July 1, 2007 and December 31, 2006, consisted of the following:

	July 1, 2007	December 31, 2006
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan	213.5	239.2

Total	363.5	389.2
Less: current maturities of senior secured term loan	(11.4)	(31.4)

Total long-term debt	$352.1	$357.8

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

On January 26, 2007, we entered into the Second Amendment to Credit Agreement and Limited Waiver with the lenders, BNP Paribas, as Administrative Agent, and Propex Holdings and certain of its subsidiaries, as Credit Support Parties. The Second Amendment waived our compliance with the financial covenants contained in the Credit Agreement for the fourth quarter of 2006, adjusted the financial covenants for the following five quarters ending March 31, 2008, increased the interest rate by 0.75% to, at management’s discretion, LIBOR plus 3% or a base rate plus 2%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate, and we voluntarily prepaid $20 million of debt outstanding under the credit facility from cash on hand. At July 1, 2007, we were in compliance with our financial covenants. However, based upon our most recent financial projections, we believe that we may not be in compliance with one or more of the financial covenants contained in the Credit Agreement as early as June 29, 2008. We intend to engage in negotiations with our lenders in order to seek a possible waiver or amendment to the credit agreement. Failure to comply with such covenants, without a waiver or amendment, would result in an event of default under the agreement. Under an event of default, the lender may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations immediately due and payable, or (c) terminate future advances. Any default under the Company’s Credit Agreement, particularly any default that results in the acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

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

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed

Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of July 1, 2007, $181.8 million of our total $363.5 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

Revolving loan agreement

The Credit Agreement provides a revolving line of credit of $50 million subject to a monthly borrowing base calculation based on inventories and receivables. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit, subject to the limits of the borrowing base. As of July 1, 2007, there were no amounts drawn on the revolver and there were $7.5 million of letters of credit outstanding. In accordance with our monthly borrowing base calculation, we had $42.5 million of availability as of July 1, 2007 under our $50 million revolving line of credit.

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

In connection with the BP Acquisition, BP retained responsibility and has indemnified the Company for certain identified environmental liabilities upon selling the Business on December 1, 2004. These indemnified liabilities were estimated at $0.6 million at July 1, 2007 and December 31, 2006. This estimate may change as future events become realized. A long-term liability and corresponding receivable from BP is recorded on the balance sheet as of July 1, 2007 and December 31, 2006 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company's facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. At July 1, 2007, the Company is not aware of any material environmental liabilities beyond the above-indemnified liabilities.

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

Within North America, the business operates with four segments: furnishings, geosynthetics, industrial products and concrete fiber. The Furnishings segment includes the manufacture and sale of various woven and non-woven fabrics to primarily carpet and furniture and bedding manufacturers for incorporation into their various manufactured furnishing products. The Geosynthetics segment includes the manufacture and sale of woven and non-woven fabrics into various geosynthetic end-uses. The Industrial Products segment includes the manufacture and sale of woven and non-woven fabrics and fibers into a broad range of industrial applications such as fabric bags/containers, protective coverings, filtration products, and intermediate fibers for use by other manufacturers to produce similar products. Prior to 2007, the Industrial Products segment included all of our Mexico manufacturing and selling activities because the majority of its activities related to industrial products. Beginning in 2007, manufacturing and selling activity for Mexico is attributable to the furnishings and industrial segments. We have revised the industrial products and furnishings segments for 2006 to make them comparable to the current year presentation. The Concrete Fiber segment includes the manufacture and outsourced supply and sale of fibers for use as a crack-reduction reinforcing material in concrete applications.

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

Measure of Segment Profit or Loss and Segment Assets

Segment profitability is measured by pre-tax earnings from continuing operations excluding net interest expense. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers. There were no material intersegment sales in the three and six months ended July 1, 2007.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment because many of the Company’s productive assets are used to produce products in multiple segments and the utilization of many assets can be shifted among segments depending on the market demand for different products.

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six months ended June 30, 2006
	(in millions)
Net revenue:

North America (including U.K. for concrete fiber)
Furnishings	$60.8	$89.3	$122.8	$189.5
Geosynthetics	45.3	45.5	69.1	71.0
Industrial Products	15.7	15.9	30.8	37.9
Concrete Fiber	21.9	19.4	37.1	29.7
Europe (excluding U.K. for concrete fiber)	26.5	26.3	53.7	50.8
Brazil	14.1	9.1	24.9	17.7

Total net revenue	$184.3	$205.5	$338.4	$396.6

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six months ended June 30, 2006
	(in millions)
Depreciation and amortization expense:
North America (including U.K. for concrete fiber)
Furnishings	$3.0	$3.8	$6.0	$6.9
Geosynthetics	2.2	1.5	4.5	2.6
Industrial Products	0.9	1.0	1.6	2.6
Concrete Fiber	0.7	0.6	1.4	0.9
Europe (excluding U.K. for concrete fiber)	0.4	0.5	0.8	0.7
Brazil	0.6	0.5	0.9	0.8

Total depreciation and amortization	$7.8	$7.9	$15.2	$14.5

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six months ended June 30, 2006
	(in millions)
Segment income:
North America (including U.K. for concrete fiber)
Furnishings	$9.4	$11.5	$15.9	$15.0
Geosynthetics	(1.4)	0.7	(3.4)	(4.6)
Industrial Products	(0.4)	(1.3)	(2.5)	(2.5)
Concrete Fiber	(1.5)	(1.2)	(3.1)	(10.1)
Europe (excluding U.K. for concrete fiber)	1.9	2.1	3.7	3.7
Brazil	0.8	0.3	1.4	1.0

Total segment income	8.8	12.1	12.0	2.5
Reconciling items:
Gain from Roanoke plant sale	—	(44.5)	—	(44.5)

Interest expense, net	8.0	8.5	16.4	20.5

Total consolidated income (loss) before income taxes	$0.8	$48.1	$(4.4)	$26.5

Other data:
Worldwide sales volumes (million square yards for fabric sales)	478	573	912	1,206
Worldwide sales volumes (million lbs for fiber sales)	12	27	23	41
Unit net spread, $ per square yard (1)	$0.191	$0.201	$0.191	$0.185
Unit net spread, $ per lb (1)	$0.698	$0.672	$0.612	$0.657

(1)	– Unit net spread is defined as revenue less raw material cost on a per square yard basis for predominately polypropylene based fabric sales and a per pound basis for polypropylene based fiber sales.

Enterprise Wide Information

Net revenue is attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenue by customers’ locations.

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six months ended June 30, 2006
	(in millions)
Revenues:
Net revenues by geography:
United States	$127.4	$149.2	$231.1	$294.8
Other North America	16.3	13.3	28.7	25.7

Total North America	143.7	162.5	259.8	320.5
Europe	26.5	33.9	53.7	58.4
Brazil	14.1	9.1	24.9	17.7

Total net revenues	$184.3	$205.5	$338.4	$396.6

Total assets by country are listed as follows:

	July 1, 2007	December 31, 2006
	(in millions)
Total assets by country:
North America
United States	$818.9	$825.4
Other North America	34.6	19.7

Total North America	853.5	845.1
Europe	97.3	76.1
Brazil	46.6	37.8
Eliminations	(373.8)	(348.7)

Total assets	$623.6	$610.3

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

The following tables set forth the condensed consolidating balance sheets as of July 1, 2007 and December 31, 2006, the condensed consolidating statements of operations for the three and six months ended July 1, 2007 and June 30, 2006, and the condensed consolidating statements of cash flows for six months ended July 1, 2007 and June 30, 2006. Amounts are shown separately for the Company’s parent company, Propex Holdings Inc., the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the condensed consolidated financial information for the Issuer for all periods presented.

Separate financial statements of the Company’s parent or the Guarantors are not presented because the Guarantors’ guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

July 1, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.5	$8.4	$—	$19.1	$(1.5)	$27.5
Restricted cash	—	—	—	0.9	—	0.9
Accounts receivable, net	—	70.7	33.7	45.2	(29.0)	120.6
Inventories, net	—	70.2	8.4	34.7	—	113.3
Deferred income taxes	—	8.2	0.4	1.0	—	9.6
Prepaid expenses and other current assets	—	5.9	(0.7)	4.6	—	9.8
Assets held for sale	—	12.6	—	—	—	12.6

Total current assets	1.5	176.0	41.8	105.5	(30.5)	294.3

Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	2.0	27.1	0.9	—	30.0
Deferred income taxes	1.5	8.0	5.6	—	(1.5)	13.6
Intercompany loan receivable	—	—	35.1	—	(35.1)	—
Investment in subsidiaries	114.3	323.4	54.1	—	(491.8)	—
Other assets	—	10.3	0.1	4.2	—	14.6

	115.8	343.7	159.1	5.1	(528.4)	95.3
Property, plant and equipment, net	—	89.3	87.4	57.3	—	234.0

Total assets	$117.3	$609.0	$288.3	$167.9	$(558.9)	$623.6

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$62.0	$5.1	$17.7	$(28.4)	$56.4
Accrued liabilities	—	11.8	1.1	14.7	(0.6)	27.0
Current portion of debt and accrued interest, including intercompany loans	0.8	15.1	—	—	(0.8)	15.1
Restructuring and other similar costs	—	1.1	—	0.4	—	1.5
Other current liabilities	—	1.4	—	—	—	1.4

Total current liabilities	0.8	91.4	6.2	32.8	(29.8)	101.4

Debt	31.3	352.1	—	—	(31.3)	352.1
Intercompany loan payable	—	24.2	—	10.9	(35.1)	—
Deferred income taxes	—	—	—	3.3	—	3.3
Accrued pension and other postretirement benefit liabilities	—	24.2	—	24.7	—	48.9
Other non-current liabilities	—	2.7	—	0.8	—	3.5

	31.3	403.2	—	39.7	(66.4)	407.8
Total stockholders’ equity	85.2	114.4	282.1	95.4	(462.7)	114.4

Total liabilities and stockholders’ equity	$117.3	$609.0	$288.3	$167.9	$(558.9)	$623.6

Condensed Consolidating Balance Sheet

December 31, 2006

(In Millions)

	Parent	Issuer	Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.4	$—	$12.5	$(1.5)	$56.9
Restricted cash	—	—	—	0.9	—	0.9
Accounts receivable, net	—	48.3	19.4	34.5	(15.8)	86.4
Inventories, net	—	65.8	6.5	30.2	—	102.5
Deferred income taxes	—	8.2	0.4	1.0	—	9.6
Intercompany loan receivable	—	—	—	—	—	—
Prepaid expenses and other current assets	—	2.9	0.2	5.1	—	8.2
Assets held for sale	—	12.6	—	—	—	12.6

Total current assets	$1.5	182.2	26.5	84.2	(17.3)	277.1
Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	4.2	29.1	1.2	—	34.5
Deferred income taxes	1.1	2.1	4.9	(0.8)	(1.1)	6.2
Intercompany loan receivable	—	—	41.0	—	(41.0)	—
Investment in subsidiaries	111.2	315.5	50.8	—	(477.5)	—
Other non-current assets	—	11.8	—	3.6	—	15.4

	112.3	333.6	162.9	4.0	(519.6)	93.2
Property, plant and equipment, net	—	90.9	93.7	55.4	—	240.0

Total assets	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.3	$2.3	$11.4	$(15.8)	$25.2
Accrued liabilities	2.2	13.6	1.4	6.0	(2.2)	21.0
Current portion of debt and accrued interest	—	37.0	—	—	—	37.0
Intercompany loan payable	—	—	—	—	—	—
Restructuring and other similar costs	—	1.7	—	0.4	—	2.1
Other current liabilities	—	2.6	—	—	—	2.6

Total current liabilities	2.2	82.2	3.7	17.8	(18.0)	87.9
Debt, less current portion	28.4	357.8	—	—	(28.4)	357.8
Deferred income taxes	—	—	—	2.5	—	2.5
Intercompany loan payable	—	27.8	—	13.3	(41.1)	—
Accrued pension and other postretirement benefit liabilities	—	26.6	—	23.2	—	49.8
Other non-current liabilities	—	1.1	—	—	—	1.1

	28.4	413.3	—	39.0	(69.5)	411.2
Total stockholders’ equity	83.2	111.2	279.4	86.8	(449.4)	111.2

Total liabilities and stockholders’ equity	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Condensed Consolidating Statement of Operations

For the Three Months ended July 1, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$116.3	$17.3	$63.8	$(13.1)	$184.3
Cost of sales	—	95.2	12.4	55.5	(12.6)	150.5

Gross profit	—	21.1	4.9	8.3	(0.5)	33.8

Operating expenses:
Selling, general and administrative	—	13.3	7.4	4.5	(0.5)	24.7
Pension curtailment gain and settlement loss	—	—	—	—	—	—
Restructuring and similar costs	—	0.4	—	—	—	0.4
Impairment of long-lived assets	—	—	—	—	—	—

Operating income (loss)	—	7.4	(2.5)	3.8	—	8.7

Other (income) expense:
Other (income) expense, net	—	—	(0.1)	—	—	(0.1)
Interest expense, net	0.8	8.3	—	(0.3)	(0.8)	8.0
Equity (income) loss from earnings of subsidiaries	(1.0)	(0.7)	(1.9)	—	3.6	—

Income (loss) before income taxes	0.2	(0.2)	(0.5)	4.1	(2.8)	0.8
Income tax provision (benefit)	(0.3)	(1.2)	(0.6)	1.6	0.3	(0.2)

Net income (loss)	$0.5	$1.0	$0.1	$2.5	$(3.1)	$1.0

Condensed Consolidating Statement of Operations

For the Six Months ended July 1, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$212.4	$30.2	$121.2	$(25.4)	$338.4
Cost of sales	—	173.5	22.1	106.0	(24.6)	277.0
Gross profit	—	38.9	8.1	15.2	(0.8)	61.4

Operating expenses:
Selling, general and administrative	—	28.1	12.9	8.3	(0.8)	48.5
Pension curtailment gain and settlement loss	—	—	—	—	—	—
Restructuring and similar costs	—	0.9	—	—	—	0.9
Impairment of long-lived assets	—	—	—	—	—	—

Operating income (loss)	—	9.9	(4.8)	6.9	—	12.0

Other (income) expense:
Other (income) expense, net	—	—	—	—	—	—
Interest expense, net	1.4	17.0	(0.1)	(0.5)	(1.4)	16.4
Equity (income) loss from earnings of subsidiaries	3.1	(1.5)	(3.7)	—	2.1	—

Income (loss) before income taxes	(4.5)	(5.6)	(1.0)	7.4	(0.7)	(4.4)
Income tax provision (benefit)	(0.5)	(2.5)	(1.2)	2.5	0.4	(1.3)

Net income (loss)	$(4.0)	$(3.1)	$0.2	$4.9	$(1.1)	$(3.1)

Condensed Consolidating Statement of Operations

For the Three Months ended June 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$96.8	$62.7	$53.6	$(7.6)	$205.5
Cost of sales	—	76.6	49.3	47.0	(7.6)	165.3

Gross profit	—	20.2	13.4	6.6	—	40.2

Operating expenses:
Selling, general and administrative	—	6.7	15.3	3.6	—	25.6
Pension curtailment gain and settlement loss	—	(0.4)	—	—	—	(0.4)
Restructuring and similar costs	—	1.2	2.2	—	—	3.4
Gain from sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)

Operating income (loss)	—	57.2	(4.1)	3.0	—	56.1

Other (income) expense:
Other (income) expense, net	—	(0.2)	—	(0.3)	—	(0.5)
Interest expense, net	2.0	8.6	(0.1)	—	(2.0)	8.5
Equity (income) loss from earnings of subsidiaries	(29.7)	0.2	(2.5)	—	32.0	—

	(27.7)	8.6	(2.6)	(0.3)	30.0	8.0
Income (loss) before income taxes	27.7	48.6	(1.5)	3.3	(30.0)	48.1
Income tax provision (benefit)	(0.3)	18.9	(1.7)	1.2	0.3	18.4

Net income (loss)	$28.0	$29.7	$0.2	$2.1	$(30.3)	$29.7

Condensed Consolidating Statement of Operations

For the Six Months ended June 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$211.7	$97.8	$101.8	$(14.7)	$396.6
Cost of sales	—	168.7	85.3	88.8	(14.7)	328.1

Gross profit	—	43.0	12.5	13.0	—	68.5

Operating expenses:
Selling, general and administrative	—	18.6	25.6	7.4	—	51.6
In-process research and development charges	—	—	3.7	—	—	3.7
Pension curtailment gain and settlement loss	—	(0.4)	—	—	—	(0.4)
Restructuring and similar costs	—	4.2	2.2	—	—	6.4
Impairment of Long Lived Assets		5.5	—	—	—	5.5
Gain from sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)

Operating income (loss)	—	59.6	(19.0)	5.6	—	46.2

Other (income) expense:
Other (income) expense, net	—	(0.2)	—	(0.6)	—	(0.8)
Interest expense, net	1.3	20.7	(0.2)	—	(1.3)	20.5
Equity (income) loss from earnings of subsidiaries	(16.2)	7.4	(3.6)	—	12.4	—

	(14.9)	27.9	(3.8)	(0.6)	11.1	19.7
Income (loss) before income taxes	14.9	31.7	(15.2)	6.2	(11.1)	26.5
Income tax provision (benefit)	(0.5)	15.5	(7.0)	1.8	0.5	10.3

Net income (loss)	$15.4	$16.2	$(8.2)	$4.4	$(11.6)	$16.2

Condensed Consolidating Statement of Cash Flows

For the Six Months ended July 1, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(4.0)	$(3.1)	$0.2	$4.9	$(1.1)	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5.1	8.2	1.9	—	15.2
Non-cash interest on debt	—	0.6	—	—	—	0.6
Gain on sale of property and equipment	—	—	—	—	—	—
Impairment of long-lived assets	—	—	—	—	—	—
Pension curtailment gain and settlement loss	—	—	—	—	—	—
Stock Based Compensation	0.6	0.4	—	—	(0.6)	0.4
Pension and postretirement benefit costs	—	0.2	—	1.0	—	1.2
Deferred income taxes	(0.5)	(6.8)	(0.7)	0.8	0.5	(6.7)
Undistributed earnings of subsidiaries	3.1	(1.5)	(3.7)	—	2.1	—
In-process research and development	—	—	—	—	—	—
Changes in operating assets and liabilities	(1.4)	(9.8)	(0.3)	1.4	1.3	(8.8)

Net cash provided by (used in) operating activities	(2.2)	(14.9)	3.7	10.0	2.2	(1.2)
Investing activities
Capital expenditures	—	(2.8)	—	(0.7)	—	(3.5)
Proceeds from sale of property, plant and equipment	—	—	—	0.2	—	0.2
Acquisition of business (net of cash acquired)	—	—	—	—	—	—

Net cash used in investing activities	—	(2.8)	—	(0.5)	—	(3.3)

Financing activities
Net receipts from (payments to) issuer and subsidiaries	(0.1)	7.5	(3.7)	(3.8)	0.1	—
Payments of long-term debt	2.8	(25.8)	—	—	(2.8)	(25.8)
Proceeds from issuance of debt	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Dividends	(0.5)	—	—	—	0.5	—
Proceeds from sale of stock	—	—	—	—	—	—

Net cash provided by (used in) financing activities	2.2	(18.3)	(3.7)	(3.8)	(2.2)	(25.8)
Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	0.9	—	0.9
Change in cash and cash equivalents	—	(36.0)	—	6.6	—	(29.4)
Cash and cash equivalents – Beginning of period	1.5	44.4	—	12.5	(1.5)	56.9

Cash and cash equivalents – End of period	$1.5	$8.4	$—	$19.1	$(1.5)	$27.5

Condensed Consolidating Statement of Cash Flows

For the Six Months ended June 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$15.4	$16.2	$(8.2)	$4.4	$(11.6)	$16.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	5.7	7.3	1.5	—	14.5
Non-cash interest on debt	1.3	5.1	0.1	0.1	(1.3)	5.3
Gain on Sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)
Impairment of long-lived assets	—	5.5	—	—	—	5.5
Pension and postretirement benefit	—	(3.7)	—	1.1	—	(2.6)
Deferred income taxes	(0.5)	(6.7)	(7.0)	1.0	0.5	(12.7)
Undistributed earnings of subsidiaries	(16.2)	7.4	(3.6)	—	12.4	—
In-process research and development	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities	—	2.5	9.2	(5.8)	—	5.9

Net cash provided by (used in) operating activities	—	(12.5)	1.5	2.3	—	(8.7)

Investing activities
Capital expenditures	—	(0.2)	(1.6)	(0.5)	—	(2.3)
Proceeds from sale of property, plant and equipment	—	73.0	—	—	—	73.0
Acquisition of business (net of cash acquired)	—	(232.6)	2.2	0.7	—	(229.7)

Net cash used in investing activities	—	(159.8)	0.6	0.2	—	(159.0)

Financing activities
Net (payments to) receipts from parent company	—	1.2	3.8	(5.0)	—	—
Payments of long-term debt	—	(169.1)	—	—	—	(169.1)
Debt issuance costs	—	(5.3)	—	—	—	(5.3)
Dividends	0.4	(0.4)	—	—	(0.4)	(0.4)
Proceeds from issuance of debt	—	310.0	—	0.5	—	310.5
Proceeds from sale of stock	(0.4)	—	—	—	0.4	—

Net cash provided by (used in) financing activities	—	136.4	3.8	(4.5)	—	135.7
Effect of changes in foreign exchange rates on cash	—	—	—	(0.1)	—	(0.1)
Change in cash and cash equivalents	—	(35.9)	5.9	(2.1)	—	(32.1)
Cash and cash equivalents – Beginning of period	1.5	44.8	—	13.5	(1.5)	58.3

Cash and cash equivalents – End of period	$1.5	$8.9	$5.9	$11.4	$(1.5)	$26.2

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

	2007 Grants	2006 Grants
Risk-free interest rate	4.7%-4.8%	4.52%
Expected dividend yield	0%	0%
Expected volatility factor	57.1%-58.4%	54.9%
Expected option term (in years)	7.0	5.5

The following table summarizes the activity of nonqualified stock options awarded under the Plan:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	96,350	$105	$307,600
Granted at fair market value on dates of grant	1,500	$108	—
Forfeited	(2,350)	$100	(18,800)

Outstanding, July 1, 2007	95,500	$105	$288,800

Exercisable, July 1, 2007	25,063	$105	$84,700

During the first half of 2007, we granted 1,500 options. Total compensation cost to be recognized over the vesting period for options granted during 2006 and 2007 is $3.5 million, and $0.4 million of this amount was recorded in selling, general and administrative expense as compensation expense in the first half of 2007. Options granted during 2007 vest in four equal tranches over four years from the date of grant. The first 25% will vest on February 12, 2008 and will continue to vest 25% each year through 2011.

The following table summarizes the activity of non-vested stock awarded under the Plan:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2006	3,800	$100
Granted	—	—
Forfeited	(600)	$100
Redeemed	—	—

Outstanding, July 1, 2007	3,200	$100

The Company did not grant non-vested awards during 2006 or during the first quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included under “Item 1. Condensed Consolidated Financial Statements.” References to “we”, “us”, “our” and “the Company” mean Propex Inc. and its consolidated subsidiaries.

Overview

We are the world’s largest independent producer of primary and secondary carpet backing, and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. We operate globally in the three geographic regions of North America, Europe and Brazil, from which we market our products to over 40 countries. Within North America, we divide our business among furnishings, geosynthetics, industrial products and concrete fiber. During the first quarter of 2006, in response to our product changes as a result of the SI acquisition, we subdivided our previous industrial fabrics reporting segment into two reporting segments – geosynthetics and industrial products – and we added the concrete fiber reporting segment. In our furnishings segment, we are the largest independent producer of carpet backing in North America and a leading supplier of furniture and bedding internal construction fabrics. In our geosynthetics segment, we are one of North America’s largest suppliers of geosynthetic products and have a leading position in certain erosion control products. In our industrial products segment, we sell fabrics for various industrial applications such as bags/packaging for carrying chemicals, commodities and protective membrane for home construction, filtration, trampoline fabrics and with the SI acquisition, now sell intermediate fibers to other manufacturers to make similar products. In our concrete fiber segment, we are the largest supplier of synthetic concrete reinforcement products in North America and we also sell these products in Europe.

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

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. As of July 1, 2007, general polypropylene resin prices in the U.S. increased approximately 11% compared to the average price for the twelve months of 2006, but increased by approximately 2.0% when compared to the six months ended June 30, 2006. Generally, we have been able to pass through raw material price increases and decreases to our furnishings customers, and in 2006 we were successful in passing through resin increases to our geosynthetic customers. However, it has been more difficult to pass through raw material price fluctuations to customers for certain of our industrial products and concrete fiber products. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers.

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

The historical results section below presents a discussion of our consolidated operating results using the historical results of the Company prepared in accordance with GAAP for the six months ended July 1, 2007 and June 30, 2006, including SI’s results of operations from January 31, 2006.

Results of Operations for the Three and Six Months ended July 1, 2007 Compared to the Three and Six Months Ended June 30, 2006

	Three months ended July 1, 2007	Three months ended June 30, 2006	Six months ended July 1, 2007	Six month ended June 30, 2006
	(in millions)
Net revenue (1)	$184.3	$205.5	$338.4	$396.6
Cost of sales	150.5	165.3	277.0	328.1

Gross profit	33.8	40.2	61.4	68.5
Operating expenses:
Selling, general and administrative	24.7	25.6	48.5	51.6
In-process research and development	—	—	—	3.7
Pension curtailment gain	—	(0.4)	—	(0.4)
Restructuring and similar costs	0.4	3.4	0.9	6.4
Impairment of long-lived assets	—	—	—	5.5
Gain from sale of Roanoke plant	—	(44.5)	—	(44.5)

Operating income	8.7	56.1	12.0	46.2
Other (income) expense, net	(0.1)	(0.5)	—	(0.8)

Income before interest and income taxes	8.8	56.6	12.0	47.0
Interest expense, net	8.0	8.5	16.4	20.5

Income (loss) before income taxes	0.8	48.1	(4.4)	26.5
Income tax provision (benefit)	(0.2)	18.4	(1.3)	10.3

Net income (loss)	$1.0	$29.7	$(3.1)	$16.2

(1)	Net revenue represents gross sales less product returns, customer allowances and discounts, all generated in the ordinary course of business.

Net Revenue

For the three months ended July 1, 2007, total net revenue decreased $21.2 million, or 10.3%, to $184.3 million from $205.5 million in the corresponding period of the prior year. The net revenue decrease is due to a decrease in North America furnishings net revenue of $28.5 million, a decrease in North America industrial products net revenue of $0.2 million, and a decrease in North America geosynthetics net revenue of $0.2 million. The segment decreases were partially offset by an increase in concrete fiber net revenue of $2.5 million, an increase in Europe net revenue of $0.2 million and an increase in Brazil net revenue of $5.0 million from the corresponding period in the prior year.

For the six months ended July 1, 2007, total net revenue decreased $58.2 million, or 14.7%, to $338.4 million from $396.6 million in the corresponding period of the prior year. This net revenue decrease is due to a decrease in North America furnishings net revenue of $66.7 million, a decrease in North America industrial products net revenue of $7.1 million, and a decrease in North America geosynthetics net revenue of $1.9 million. The segment decreases were partially offset by an increase in concrete fiber net revenue of $7.4 million, an increase in Europe net revenue of $2.9 million and an increase in Brazil net revenue of $7.2 million from the corresponding period in the prior year.

For the three months ended July 1, 2007, North America furnishings net revenue decreased $28.5 million, or 31.9%, to $60.8 million from $89.3 million in the corresponding period of the prior year. For the six months ended July 1, 2007, North America furnishings net revenue decreased $66.7 million, or 35.2%, to $122.8 million from $189.5 million in the corresponding period of the prior year. The net revenue decrease for the quarter and six months ended July 1, 2007 was primarily due to volume decreases in carpet backing resulting primarily from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., which began in 2005, and have impacted revenues since that time. Previous to the backward integration, these companies were two of our largest customers and the backward integration efforts reduced the potential merchant market demand for our furnishings products. In addition, the furnishings segment has experienced a general market decline in line with the downturn in housing construction, negatively impacting revenues for the first half of 2007. Partially offsetting these effects was the successful partial pass-through of higher raw material costs during the first half of 2007, and the inclusion of SI’s furniture and bedding and carpet backing revenues for the six months of 2007 versus the five months of 2006 as a result of the January 31, 2006 SI acquisition.

For the three months ended July 1, 2007, North America geosynthetics net revenue decreased $0.2 million to $45.3 million from $45.5 million in the corresponding period of the prior year. For the six months ended July 1, 2007, North America geosynthetics net revenue decreased $1.9 million, or 2.7%, to $69.1 million from $71.0 million in the corresponding period of the prior year. The net revenue decrease for the three and the six months ended July 1, 2007 compared to the same prior year period was due primarily to a volume decrease in certain of our existing geotextile products due to two large customers being acquired and subsequently realigning their suppliers. Also, this segment was negatively impacted by a reduction in demand in line with the decline in the segment’s general economic climate, driven primarily by the decline in the housing market. Partially offsetting these effects was the inclusion of SI’s geosynthetics revenues for the six months of 2007 versus the five months of 2006 as a result of the January 31, 2006 SI acquisition.

For the three months ended July 1, 2007, North America industrial products net revenue decreased $0.2 million, or 1.3%, to $15.7 million from $15.9 million in the corresponding period of the prior year. For the six months ended July 1, 2007, North America industrial products net revenue decreased $7.1 million, or 18.7%, to $30.8 million from $37.9 million in the corresponding period of the prior year. The decrease in net revenue for the three and six months ended July 1, 2007 was due to lower demand of certain industrial packaging and recreation products because of imports and the decline in the segment’s general economic climate. This decrease was partially offset by the inclusion of SI’s industrial products revenues for the six months of 2007 versus the five months of 2006 as a result of the January 31, 2006 SI acquisition.

For the three months ended July 1, 2007, North America concrete fiber net revenue increased $2.5 million, or 12.9%, to $21.9 million from $19.4 million in the corresponding period of the prior year. For the six months ended July 1, 2007, North America concrete fiber net revenue increased $7.4 million, or 24.9%, to $37.1 million from $29.7 million in the corresponding period of the prior year. For the three and six months ended July 1, 2007, the increase in concrete fiber sales over the same prior year periods related primarily to higher sales volumes outside of North America where we have not experienced the negative impact of the slowdown in the housing sector. In addition, the net revenue increase relates to the inclusion of six months of revenues for the first half of 2007 versus the five months of 2006 as a result of the January 31, 2006 SI acquisition. Partially offsetting the revenue increase is the negative impact of lower overall market demand in line with general economic conditions for the concrete segment in the United States driven primarily by the decline in the housing market.

For the three months ended July 1, 2007, Europe net revenue increased $0.2 million to $26.5 million from $26.3 million in the corresponding period of the prior year. For the six months ended July 1, 2007, Europe net revenue increased $2.9 million, or 5.7% to $53.7 million from $50.8 million in the corresponding period of the prior year. Europe continues to experience favorable product mix changes, a favorable economic climate, and the partial pass-through to customers of higher raw material costs. To a lesser extent, the increase in net revenue for the three and six months ended July 1, 2007 compared to the same prior year periods was related to currency fluctuation.

For the three months ended July 1, 2007, Brazil net revenue increased $5.0 million, or 54.9%, to $14.1 million from $9.1 million in the corresponding period of the prior year. For the six months ended July 1, 2007, Brazil net revenue increased $7.2 million, or 40.7%, to $24.9 million from $17.7 million in the corresponding period of the prior year. The increase in net revenue for the three and six months ended July 1, 2007 compared to the same prior year periods related primarily to improved general commercial activity, which positively impacted revenues, specifically the agricultural sector into which many of our products are sold. Due to the improvement in the economic environment, we were able to successfully pass through increased raw material costs to increase average selling prices compared to the end of the prior year. To a lesser extent, the net revenue increase for the quarter was positively impacted by the effect of exchange rates on net revenues.

Cost of Sales

For the three months ended July 1, 2007, cost of sales decreased $14.8 million, or 9.0% to $150.5 million from $165.3 million in the corresponding period of the prior year. For the six months ended July 1, 2007, cost of sales decreased $51.1 million, or 15.6% to $277.0 million from $328.1 million in the corresponding period of the prior year. The decrease in cost of sales primarily reflects volume decreases in carpet backing resulting from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., formerly two of our largest customers and the absence in 2007 of the $7.7 million inventory fair value adjustment associated with the 2006 SI acquisition. Partially offsetting the decrease is the inclusion of SI operations for the six months of 2007 versus the five months of 2006 related to the SI acquisition on January 31, 2006.

As a percentage of net revenue, cost of sales increased to 81.7% for the three months ended July 1, 2007 from 80.4% in the corresponding period of the prior year due primarily to changes in product mix. As a percentage of net revenue, cost of sales decreased to 81.9% for the six months ended July 1, 2007 from 82.7% in the corresponding period of the prior year due primarily to the change in our product mix following the backward integration efforts, the partial pass through of raw material costs, the elimination of the $7.7 million fair value adjustment related to the 2006 SI acquisition, and the inclusion of SI results for the six months of 2007 versus the five months of 2006 related to the SI acquisition on January 31, 2006.

Selling, General and Administrative

For the three months ended July 1, 2007, selling, general and administrative expenses decreased to $24.7 million from $25.6 million for the three months ended June 30, 2006. As a percentage of net revenue, selling, general and administrative expenses for the three months ended July 1, 2007 increased to 13.4% from 12.5% in the same prior year period.

For the six months ended July 1, 2007, selling, general and administrative expenses decreased to $48.5 million from $51.6 million for the six months ended June 30, 2006. As a percentage of net revenue, selling, general and administrative expenses increased to 14.3% in the six months ended July 1, 2007 from 13.0% in the prior year.

For the three and the six months ended July 1, 2007, the decrease in selling, general and administrative expenses, in dollars reflect the lower costs due to the elimination of redundant selling, general and administrative costs as a result of the integration of SI and reduction in workforce associated with the sale of the Roanoke facility. Partially offsetting the decrease is the inclusion of the concrete segment expense, with its higher selling expense, for the six months ended July 1, 2007 as compared to five months for the first half of the year ended June 30, 2006.

In-Process Research and Development

For the six months ended July 1, 2007, there was not an in-process research and development charge. For the six months ended June 30, 2006, as part of the SI acquisition, there was an in-process research and development charge of $3.7 million.

Pension curtailment gain

For the three and six months ended July 1, 2007, there were no pension curtailment gains. For the three months and six months ended June 30, 2006, the Company recorded a $0.4 million curtailment gain for the reduction in the projected benefit obligation related to the U.S. pension plan for hourly employees.

Restructuring and Other Similar Costs

For the three months ended July 1, 2007, restructuring and other similar costs were $0.4 million and for the six months ended July 1, 2007, restructuring and other similar costs were $0.9 million related to ongoing facility optimization plans for North America. The restructuring costs for the quarter ended July 1, 2007 are attributable to the furnishings and geosynthetics segments related primarily to North America plant consolidation. Comparatively, restructuring and similar costs totaled $3.4 million and $6.4 million for the three and six months ended June 30, 2006 related primarily to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI acquisition.

Impairment of Long-Lived Assets

For the three and six months ended July 1, 2007, there were no impairments of long-lived assets. Impairment of long-lived assets were $5.5 million in the six months ended June 30, 2006 related to the Seneca, South Carolina facility closure and impairment of equipment, which will not be relocated to another plant.

Income (loss) Before Interest and Income Taxes

For the three months ended July 1, 2007, income before interest and taxes decreased $47.8 million to $8.8 million from $56.6 million for the three months ended June 30, 2006. The decrease in income before interest and income taxes for the second quarter of 2007 compared to the second quarter of the prior year relates primarily to a gain from the sale of the Roanoke facility, during 2006, of $44.5 million. In addition, for the three months ended July 1, 2007, North America furnishings had segment income of $9.4 million and Europe and Brazil had segment incomes of $1.9 million and $0.8 million, respectively. The segment incomes were partially offset by segment losses for North America industrial products of $0.4 million, North America concrete fiber of $1.5 million and for North America geosynthetics of $1.4 million. The segment results for the three months ended July 1, 2007 included restructuring charges of $0.4 million compared to restructuring and integration charges totaling $5.6 million for the three months ended June 30, 2006.

For the six months ended July 1, 2007, income before interest and taxes decreased $35.0 million to income before interest and taxes of $12.0 million from $47.0 million for the six months ended June 30, 2006. The decrease in income before interest and income taxes for the six months ended July 1, 2007 compared to the prior year related primarily to the 2006 gain from the sale of the Roanoke facility. In addition, for the six months ended July 1, 2007, North America furnishings had segment income of $15.9 million, and Europe and Brazil had segment incomes of $3.7 million and $1.4 million, respectively. The segment incomes were partially offset by segment losses for North America industrial products of $2.5 million, North America concrete fiber of $3.1 million and for North America geosynthetics of $3.4 million. The segment results for the six months ended July 1, 2007 included restructuring charges of $0.9 million compared to restructuring charges, integration charges, asset impairments, and a fair value inventory adjustment related to the SI acquisition totaling $25.5 million for the six months ended June 30, 2006. The $25.5 million in adjustments for the six months ended June 30, 2006 reflect $6.4 million in restructuring charges, $2.2 million of business integration charges, $3.7 million of in-process research and development charges and $5.5 million of asset impairment recognized in operations and by amortization of $7.7 million related to inventory fair value adjustments recorded in cost of sales, all related to the SI acquisition on January 31, 2006.

For the three months ended July 1, 2007, North America furnishings segment income decreased $2.1 million, or 18.3%, to $9.4 million from $11.5 million for the three months ended June 30, 2006. For the six months ended July 1, 2007, North America furnishings segment income increased $0.9 million, or 6.0%, to $15.9 million from $15.0 million for the six months ended June 30, 2006. Restructuring costs recorded as operating expense for the three and six months ended July 1, 2007 totaled $0.2 million and $0.5 million, respectively. Comparatively, the three and six months ended June 30, 2006 were negatively impacted by $3.1 and $10.5 million, respectively, in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense.

Excluding acquisition integration and restructuring charges, North America furnishings segment income would have totaled $14.6 million and $25.5 million, respectively, for the three and six months ended June 30, 2006 compared to segment income of $9.6 million and $16.4 million for the three and six months ended July 1, 2007. Excluding acquisition integration and restructuring charges, the segment income decrease for 2007 compared to 2006 was due to lower volumes resulting from the sale of our Roanoke facility as part of the North America carpet industry restructuring, which began in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing. In addition, the furnishings segment continues to experience a decline in the general economic environment related to the declining new housing starts and home remodeling, which impact its market. The change in segment results was partially offset by the inclusion of SI operations in the post January 31, 2006 period.

For the three months ended July 1, 2007, North America geosynthetics segment incurred a loss of $1.4 million compared to segment income of $0.7 million for the three months ended June 30, 2006. For the six months ended July 1, 2007, North America geosynthetics segment loss was $3.4 million, compared to segment loss of $4.6 million for the six months ended June 30, 2006. Restructuring costs recorded as operating expense for the three and six months ended July 1, 2007 totaled $0.2 million and $0.4 million, respectively. Comparatively, the three and six months ended June 30, 2006 were negatively impacted by $1.4 million and $7.1 million in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense.

Excluding acquisition integration and restructuring charges, North America geosynthetics would have had segment income of $2.1 million and $2.5 million for the three and six months ended June 30, 2006 compared to segment loss of $1.2 million and segment loss of $3.0 million for the three and six months ended July 1, 2007. Excluding acquisition integration and restructuring charges, the geosynthetics segment income for 2006 compared to segment loss for 2007 was due to the current general weakness in demand and volume losses after two large customers were acquired and subsequently realigned their suppliers, and our inability to maintain spreads in this time of intense competition, both domestically, from local manufacturers, and from imports (the term “spread” is defined in Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements).

For the three months ended July 1, 2007, North America industrial products segment loss decreased to $0.4 million from a segment loss of $1.3 million for the three months ended June 30, 2006. For the six months ended July 1, 2007 and June 30, 2006, North America industrial products segment loss was $2.5 million. The North America industrial products segment was not impacted by restructuring expenses in 2007. The three and six months ended June 30, 2006 were negatively impacted by $0.4 million and $2.4 million, respectively, in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense.

Excluding acquisition integration and restructuring charges for the three and six months ended June 30, 2006, the North America industrial products segment would have had segment loss of $0.9 million and segment loss of $0.1 million, respectively. For the three and six months ended July 1, 2007, the segment loss was due to decreases in certain packaging and recreation volumes as a result of loss of market share to imports, the decline in the segment’s general economic climate, driven primarily by the decline in the housing market, partially offset by the inclusion of SI’s industrial products operations for the post January 31, 2006 period.

For the three months ended July 1, 2007 North America concrete fiber segment loss was $1.5 million, compared to a loss of $1.2 million for the three months ended June 30, 2006. For the six months ended July 1, 2007 North America concrete fiber segment loss was $3.1 million, compared to a loss of $10.1 million for the six months ended June 30, 2006. The concrete fiber segment was acquired on January 31, 2006 as part of the SI acquisition. The three and the six months ended June 30, 2006 were negatively impacted by $0.7 million and $5.5 million, respectively, in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense. The North America concrete fiber segment was not impacted by restructuring expenses during 2007.

Excluding acquisition integration and restructuring charges for the three and six months ended June 30, 2006 the North America concrete fiber segment would have had segment loss of $0.5 million and $4.6 million, respectively. The increase in the North America concrete segment loss for the current quarter compared to the corresponding prior year quarter was due primarily to the decline in the segment’s general economic climate, partly offset by improved volumes outside of the United States. The decrease in the segment loss for the six months ended July 1, 2007 was due to improved volumes outside of the United States partly offset by lower domestic volumes in line with the segment’s general economic climate.

For the three months ended July 1, 2007, Europe segment income decreased $0.2 million to $1.9 million from $2.1 million in the corresponding period of the prior year. For the six months ended July 1, 2007 and the six months ended June 30, 2006, Europe segment income was $3.7 million. The segment income for the six months ended July 1, 2007 increased as we continued to benefit from previous restructuring and efficiency initiatives and the partial pass through of higher raw material costs which resulted in increased margins.

For the three months ended July 1, 2007, Brazil segment income increased $0.5 million to a segment income of $0.8 million from income of $0.3 million in the corresponding period of the prior year. For the six months ended July 1, 2007, Brazil segment income increased $0.4 million to a segment income of $1.4 million from income of $1.0 million in the corresponding period of the prior year. The segment income increased for both the three and six months ended July 1, 2007 from the same prior year periods primarily due to a general improvement in the overall agricultural demand in line with a more robust economic environment, the partial pass through of higher raw material costs, and the effect of exchange rates.

Interest Expense, Net

For the three months ended July 1, 2007, interest expense, net of interest income decreased to $8.0 million from $8.5 million in the corresponding period of the prior year. For the six months ended July 1, 2007, interest expense, net of interest income decreased to $16.4 million from $20.5 million in the corresponding period of the prior year. In April 2006, we used the after-tax proceeds from the sale of the Roanoke, Alabama facility to repay the entire $50 million bridge loan and to repay $11.5 million of the $260 million credit facility, both of which were outstanding during the first quarter of 2006. In addition, in January of 2007, we voluntarily paid an additional $20 million of the credit facility.

Income Tax Benefit and Expense

For the three months ended July 1, 2007, the income tax benefit was $0.2 million compared to income tax expense of $18.4 million in the corresponding period of the prior year. For the six months ended July 1, 2007, the income tax benefit was $1.3 million compared to income tax expense of $10.3 million in the corresponding period of the prior year. The effective tax rate was 30.9% for the six months ended July 1, 2007 compared to 38.9% for the six months ended June 30, 2006. The change in the effective tax rate from the corresponding period in the prior year reflects changes in the relative contributions to consolidated pre-tax income of certain foreign locations. We do not expect the full year effective tax rate to change significantly due to the relative contributions of taxable income and loss of our foreign and domestic locations.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures, tax payments, debt payments or debt retirement. Our forecasted capital spending for 2007 is approximately $9 million. We believe that our current working capital, cash flows generated from future operations and available capacity under our revolving credit facility, as could become necessary in the future, will be sufficient to meet our working capital and capital spending requirements through December 2007. We may use excess cash balances to repay or retire debt. We finance these cash requirements through cash generated from operations and as could become necessary in the future, with funds from our revolving credit facility. As of July 1, 2007, we had no borrowings from our revolving credit facility.

Net working capital is comprised of current assets less restricted cash, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $207.1 million at July 1, 2007, and $225.3 million at December 31, 2006. Working capital decreased $18.2 million from December 31, 2006 due primarily to increased trade payables at July 1, 2007 compared to December 31, 2006.

At July 1, 2007, we had $27.5 million of cash and cash equivalents.

We used cash from operations of $1.2 million for the six months ended July 1, 2007 compared to cash used by operations of $8.7 million in the six months ended June 30, 2006. For the six months ended June 30, 2006, excluding the gain on the sale of the Roanoke facility, cash flow from operating activities would have totaled $35.8 million, attributable primarily to net income, the depreciation and amortization adjustment to income and the change in operating assets and liabilities. The use of cash for the six months ended July1, 2007 related primarily to net operating loss and the change in operating assets and liabilities.

Cash used in investing activities was $3.3 million in the six months ended July 1, 2007 compared to cash used in investing activities of $159.0 million in the six months ended June 30, 2006. Capital expenditures increased to $3.5 million in the six months ended July 1, 2007 from $2.3 million in the six months ended June 30, 2006. For the six months ended July 1, 2007 compared to the comparable prior year period, the decrease in cash used for investing activities relates primarily to the cash used in investing for the acquisition of SI in January 2006.

Cash used by financing activities was $25.8 million in the six months ended July 1, 2007 related primarily to repayment of our credit facility, compared to cash provided by financing activities of $135.7 million for the six months ended June 30, 2006. In 2006, the cash generated relates to additional indebtedness to fund the SI acquisition.

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

As of July 1, 2007, at management’s discretion, the loan bears interest at either LIBOR plus 3.0% or a base rate plus 2.0%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, as defined in the credit agreement, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates. We were in compliance with the financial covenants under the Second Amendment as of July 1, 2007 and through the date of this filing. However, based upon our most recent financial projections, we believe that we may not be in compliance with one or more of the financial covenants contained in the Credit Agreement as early as June 29, 2008. We intend to proactively engage our lenders to remedy the potential covenant non-compliance under the credit agreement. Failure to comply with such covenants would result in an event of default under the agreement, which in turn would lead to a default under the indenture. Under an event of default, the lender may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations immediately due and payable, or (c) terminate future advances. Any default under the Company’s Credit Agreement, particularly any default that results in the acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

The $50.0 million revolving line of credit accrues interest and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings, less open letters of credit, are payable quarterly. The credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit. As of July 1, 2007, there were no amounts drawn on the revolver and there were $7.5 million of letters of credit outstanding. The amounts available under our revolving credit facility are subject to a monthly borrowing base calculation, which is based on a portion of outstanding inventory and accounts receivable. As of July 1, 2007, in consideration of our borrowing base calculation and outstanding letters of credit, we had $42.5 million of available borrowings under our $50 million revolving credit line.

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of July 1, 2007, $181.8 million of our total $363.5 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

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

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. As of July 1, 2007, we did not utilize any derivative instruments to manage these raw material pricing or foreign exchange risks. However, as discussed in greater detail below, we entered into an interest rate swap agreement to lock in the interest rate on at least 50% of our bank term loan and 10% Senior Notes due 2012 over the initial three years of the Credit Agreement.

Raw Material Risk. The cost of our commodity raw materials is volatile and could have a significant impact on our profitability. In particular, our business requires the purchase of large volumes of polypropylene, a petroleum derivative. Increases in the cost of this raw material could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. We believe we will be successful in increasing prices to pass along much of this increase in polypropylene costs consistent with historical experience; however, we may not be able to successfully recover all or part of such increased cost.

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

Interest Rate Risk. A significant amount of our debt bears interest at variable rates. As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1 and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of July 1, 2007, $181.8 million of our total $363.5 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

A hypothetical 10.0% increase or decrease in the applicable interest rates as of July 1, 2007 would change the quarterly cost of financing on our variable rate debt by $0.4 million.

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

There has been no change in our internal control over financial reporting during the six months ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 7, 2007

	By:	/s/ Lee McCarter
Lee McCarter
Executive Vice President and Chief Financial Officer