Form 10-Q
period 2007-09-30
Propex Inc.
filed 2007-11-09
CIK 1311803

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 333-122829

Propex Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2692811
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Number of shares of common stock outstanding at November 12, 2007: 10 shares.

Propex Inc.

Table of Contents to Form 10-Q

For the Quarter Ended September 30, 2007

PART I

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Propex Inc.

Condensed Consolidated Balance Sheets

(In Millions)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$45.5	$56.9
Restricted cash	0.7	0.9
Accounts receivable, net	110.6	86.4
Inventories, net (Note 4)	128.5	102.5
Deferred income taxes	0.9	9.6
Prepaid expenses and other current assets	11.7	8.2
Assets held for sale	12.6	12.6

Total current assets	310.5	277.1

Other assets:
Goodwill (Note 5)	9.1	37.1
Intangible assets, net (Note 5)	24.4	34.5
Deferred income taxes	—	6.2
Other assets	10.0	15.4

	43.5	93.2
Property, plant and equipment, net	231.7	240.0

Total assets	$585.7	$610.3

Liabilities and stockholder’s equity:
Current liabilities:
Accounts payable	$57.3	$25.2
Accrued liabilities	24.8	21.0
Current portion of debt and accrued interest	238.7	37.0
Restructuring and other similar costs (Note 6)	1.3	2.1
Other current liabilities	1.3	2.6

Total current liabilities	323.4	87.9

Debt, less current portion (Note 11)	150.0	357.8
Deferred income taxes	3.1	2.5
Accrued pension and other postretirement benefit liabilities (Notes 8 & 9)	49.5	49.8
Other non-current liabilities	1.4	1.1

	204.0	411.2
Total stockholder’s equity	58.3	111.2

Total liabilities and stockholder’s equity	$585.7	$610.3

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Operations

(In Millions)

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net revenue	$179.4	$194.6	$517.8	$591.3
Cost of sales	155.9	160.3	432.9	488.4

Gross profit	23.5	34.3	84.9	102.9

Operating expenses:
Selling, general and administrative	22.0	27.1	70.6	78.6
In-process research and development (Note 3)	—	—	—	3.7
Pension curtailment (gain), net of settlement loss (Note 8)	0.7	0.6	0.7	0.2
Restructuring and similar costs (Note 6)	(0.1)	3.9	0.8	10.3
Impairment of goodwill	15.7	—	15.7	—
Impairment of other intangibles	3.7	—	3.7	—
Impairment of property, plant and equipment	—	3.4	—	8.9
Gain from sale of Roanoke plant	—	—	—	(44.5)

Operating income (loss)	(18.5)	(0.7)	(6.6)	45.7
Other (income) expense, net	(0.1)	1.7	(0.2)	1.1

Income (loss) before interest and income taxes	(18.4)	(2.4)	(6.4)	44.6
Interest expense, net	8.9	9.1	25.3	29.6

Income (loss) before income taxes	(27.3)	(11.5)	(31.7)	15.0
Income tax provision (benefit) (Note 10)	33.4	(5.0)	32.1	5.3

Net income (loss)	$(60.7)	$(6.5)	$(63.8)	$9.7

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Condensed Consolidated Statements of Cash Flows

(In Millions)

(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flows from operating activities
Net income (loss)	$(63.8)	$9.7
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22.8	22.4
Amortization of bank fees	1.4	12.5
Net gain on dispositions of property and equipment	(0.1)	(43.9)
Stock-based Compensation	0.7	—
Impairment of property, plant and equipment	—	8.9
Impairment of goodwill	15.7	—
Impairment of other intangibles	3.7	—
Pension curtailment gain, net of settlement loss	0.7	0.2
Pension and post retirement benefit costs	1.8	(5.0)
Deferred income taxes	27.6	(12.6)
In-process research and development	—	3.7
Changes in operating assets and liabilities	(10.8)	38.6

Net cash provided (used) by operating activities	(0.3)	34.5

Cash flows from investing activities
Capital expenditures	(5.4)	(8.4)
Proceeds from sale of property and equipment	0.7	73.0
Acquisition of business (net of cash acquired)	—	(229.6)

Net cash used in investing activities	(4.7)	(165.0)

Cash flows from financing activities
Payments of long-term debt	(8.5)	(172.2)
Proceeds from issuance of debt	—	310.0
Debt issuance costs	—	(5.3)
Dividends (to) from unconsolidated parent	1.0	(0.9)

Net cash provided by (used in) financing activities	(7.5)	131.6
Effect of changes in foreign exchange rates on cash and cash equivalents	1.1	1.1

Change in cash and cash equivalents	(11.4)	2.2
Cash and cash equivalents – Beginning of period	56.9	57.5

Cash and cash equivalents – End of period	$45.5	$59.7

The accompanying notes are an integral part of these financial statements.

Propex Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Propex Inc., formerly Propex Fabrics Inc. until its name change on June 13, 2006, was, prior to November 30, 2004, Amoco Fabrics and Fibers Company, which together with its affiliates were collectively known as the BP Fabrics and Fibers Business (the “Business”). Propex Inc. is the world’s largest independent producer of primary and secondary carpet backing and a leading manufacturer and marketer of woven and nonwoven polypropylene fabrics and fibers used in geosynthetic applications and a variety of other industrial applications such as fabric bags/containers, fabric protective coverings and concrete fiber reinforcement. We have been engaged in the textile industry since 1884 and were wholly-owned by our former parent company BP p.l.c. (BP p.l.c. together with BP Amoco Chemical holding Company, an indirect subsidiary of BP p.l.c., and certain of its affiliates is collectively referred to as “BP”) until November 30, 2004. References to “we”, “us”, “our” and the “Company” mean Propex, Inc. and its consolidated subsidiaries.

On January 31, 2006, we acquired all the outstanding capital stock of SI Concrete Systems Corporation (now known as Propex Concrete Systems Corporation) and, SI Geosolutions Corporation (now known as Propex Geosolutions Corporation), collectively referred to as SI, for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs (the “SI acquisition”). We financed the purchase price with borrowings under a refinanced senior credit facility and approximately $28.1 million of cash on-hand. The details of the SI acquisition are discussed further in Note 3.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company, including its wholly owned subsidiaries, are prepared in conformity with U.S. generally accepted accounting principles and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company. The unaudited interim condensed consolidated financial statements exclude the accounts of Propex Holdings Inc. (“Propex Holdings”) (formerly known as Propex Fabrics Holdings Inc.), the Company’s parent. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full year or for other interim periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission (“SEC”). Although management believes that the disclosures provided herein are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related footnotes included in the Company’s Form 10-K filing for the period ended December 31, 2006. All significant intercompany accounts and transactions have been eliminated.

Change of Fiscal Year

On January 3, 2007, the Board of Directors of Propex Holdings changed the accounting period of Propex Holdings and its wholly owned subsidiaries, including Propex Inc., effective January 1, 2007. The fiscal quarters of Propex Holdings and its subsidiaries were changed from calendar quarters to successive 13-week periods, as a result of which the fiscal quarters of Propex Holdings and its subsidiaries will close at the end of each successive 13-week period (each such 13-week period to begin on a Monday and end on a Sunday). The final quarter of 2007 will end on December 30.

Earnings Per Share Data

Because Propex Inc. is a wholly owned subsidiary of Propex Holdings and its stock is not publicly traded, we have not presented earnings per common share data as it is not meaningful.

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

2. Business Conditions and Liquidity

The Company reported net losses of $60.7 million and $63.8 million for the three and nine months ended September 30, 2007, respectively, and cash used by operating activities was $0.3 million for the nine months ended September 30, 2007. In addition, for the three and nine months ended September 30, 2007, the Company recorded impairment loss on goodwill of $15.7 million, impairment loss on other intangibles of $3.7 million. For the three and nine months ended September 30, 2007, tax expense of $33.4 million and $32.1 million, respectively, related primarily to valuation reserves on deferred tax assets.

The Company has experienced a decline in revenue for each of the first three quarters of 2007 compared to the same prior year periods. Volume decreases in the furnishings segment resulted primarily from the backward integration efforts, which began in 2005, of two of our largest, now former, customers, which reduced the potential merchant market demand for our furnishings products. Our industrial products, geosynthetics and furnishings segments have all been negatively impacted by the significant downturn in the housing market, which is not expected to begin recovery until late 2008. Increasing oil prices negatively impact the cost of our primary raw material, polypropylene resin, a plastic derived from petroleum. In addition, the Company’s segments must compete against an increasing level of imports into the markets they serve, making it difficult to pass through increasing raw material costs. These conditions have negatively impacted current year revenues and the expected revenue growth of the Company’s domestic operating segments for the next two years.

At September 30, 2007, and as of the date of this filing, we were not in compliance with the two leverage ratio covenants under the Second Amendment to the Credit Agreement (see Note 11). We are currently in default under the Credit Agreement and in negotiations with our lenders in order to resolve the issue of non-compliance. Upon an event of default, the lenders may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations to be immediately due and payable, and (c) terminate future advances. In addition, the terms of the Credit Agreement state that after the occurrence of default, the Company may not elect to have line of credit borrowings be made or maintained as a LIBOR loan after expiration of the interest period. As of September 30, 2007, the Company had $230.6 million of borrowings outstanding under the Credit Agreement. As a result of our default, this amount has been classified as current on the consolidated balance sheet. If the lenders exercise their right to accelerate the indebtedness or foreclose on collateral under the Credit Agreement, it would have a material adverse effect on the Company.

The indenture that governs the Company’s 10% senior notes does not require maintenance of financial covenants. However, if the borrowings under the Credit Agreement are accelerated by the lenders and such acceleration is not rescinded or cured within 20 days of the Company’s receipt of notice of acceleration, the trustee under the indenture or the holders of at least 25% of the principal amount of the 10% senior notes have the right to declare the $150.0 million principal and any accrued interest on the 10% senior notes to be immediately due and payable.

The Company has notified the Administrative Agent of its non-compliance in accordance the Credit Agreement, and the Administrative Agent and the lenders under the Credit Agreement have indicated a willingness to work with the Company to resolve the issue of non-compliance. To proactively address the issue of non-compliance and to provide strategic advice related to its indebtedness, on October 23, 2007, the Company engaged Houlihan Lokey Howard & Zukin Capital, Inc. (“Houlihan Lokey”) as its exclusive advisor. Houlihan Lokey will assist the Company as it negotiates with its current lenders and will provide strategic and tactical recommendations to successfully address the long-term financing needs of the Company. No assurance of a successful resolution of these matters can be given as of the date of this report. As of the date of this filing, the Company has not been notified by the lenders of their intent to exercise the right to accelerate the debt under the default provisions of the Credit Agreement.

3. SI Acquisition

On January 31, 2006, we acquired all the outstanding capital stock of SI for approximately $232.6 million, comprised of the $227.6 million cash price, net of cash accounts included in the purchased assets and including adjustments, and $5.0 million of direct acquisition and other related costs. We financed the total purchase price with borrowings under a refinanced senior credit facility as described more fully in Note 11 and approximately $28.1 million of cash on-hand. The results of SI have been included in the North America furnishing, geosynthetics, industrial and concrete fiber segments since the acquisition date.

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

Pro Forma Results

The following unaudited pro forma financial information presents the results of operations of the Company as if the SI acquisition had occurred as of the beginning of the 2006 fiscal year. Pro forma adjustments increasing net income by zero and $29.4 million for the three months and nine months ended September 30, 2006, respectively, have been reflected in the combined unaudited pro forma results presented below. For the nine months ended September 30, 2006, the unaudited pro forma adjustments exclude $22.0 million of SI costs related to the disposition of its Chickamauga facility and $11.4 million of charges related to in-process research and development and inventory, which were expensed in the first quarter of 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations or financial condition of the Company that would have been reported had the SI acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.

Pro forma results were as follows for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
	(in millions)
Net revenue	$194.7	$606.4
Net income	$24.1	$13.8

4. Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
Raw materials	$26.1	$21.0
Work in progress	19.2	18.9
Finished goods	73.9	53.9

	119.2	93.8
Storehouse stock and other	9.3	8.7

Total inventories, net	$128.5	$102.5

5. Goodwill and Other Intangible Assets

Intangibles consisted of the following:

	September 30, 2007			December 31, 2006
	Cost	Accumulated Amortization	Total	Cost	Accumulated Amortization	Total
	(in millions)
Intangible assets not subject to amortization:
Goodwill	$9.1	$—	$9.1	$37.1	$—	$37.1

Intangible assets subject to amortization:
Customer relationships	23.0	(7.9)	15.1	27.2	(5.1)	22.1
Software licenses	1.0	(0.5)	0.5	0.9	(0.3)	0.6
Patents	5.2	(0.6)	4.6	5.4	(0.4)	5.0
BP non-compete agreement	5.3	(4.2)	1.1	7.0	(3.4)	3.6
Trademarks and trade names	3.4	(0.3)	3.1	3.4	(0.2)	3.2

Total Intangible assets subject to amortization	$37.9	$(13.5)	$24.4	$43.9	$(9.4)	$34.5

Goodwill relates to our acquisition of SI on January 31, 2006.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is subject to testing for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of reporting units may be below their fair value. SFAS No. 142 utilizes a two-step approach to test for impairment. Under step-one, an analysis compares the fair value of the reporting unit to that of its carrying value, where a carrying value below fair value indicates impairment. Under step-two, the implied fair value of the reporting unit’s goodwill is compared to its carrying value to determine an impairment charge.

During the third quarter of 2007, the Company performed its annual valuation of goodwill. The Company used the discounted cash flow method (“DCF”) to apply the income approach and the Guideline Public Company Method to apply the market approach to indicate potential impairment of goodwill in step-one procedures. The carrying value for certain of our reporting segments indicated impairment and step-two procedures were performed to determine the amount of impairment. Step-two procedures determined that the goodwill for the concrete, industrial and geosynthetics segments were fully impaired. For the three and nine months ended September 30, 2007, impairment of goodwill totaling $15.7 was recorded in loss from operations. For the three and nine months ended September 30, 2007, goodwill impairment loss by operating segment for the concrete, industrial and geosynthetics segments was $3.3 million, $5.1 million and $7.3 million, respectively.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their fair values.

During the third quarter of 2007, the Company recognized an impairment charge of $3.7 million related to its customer relations intangible, which is included in loss from operations for the three and nine months ended September 30, 2007. The Company analyzed undiscounted cash flows to test for impairment of the Company’s amortizable long-lived assets. Such analysis indicated potential impairment of certain long-lived assets utilized in the concrete and industrial products segments, and accordingly, estimated fair values were determined for these assets using the discounted debt-free cash flow and other methods. Impairment of the customer relations intangible by operating segment for the concrete and industrial segments was $2.1 million and $1.6 million, respectively.

The recent housing market, which impacts each of the Company’s segments, has experienced a significant economic downturn, not expected to begin recovery until late 2008. In addition, the Company’s segments must compete against an increasing level of imports into the market, causing pricing pressure and making it difficult to pass through increasing raw material costs. These conditions negatively impacted the expected revenue growth and expected cash flows for the Company’s operating segments for the next several years, which resulted in the impairment of goodwill and the customer relations intangible.

Also, during the third quarter of 2007, the Company recorded a deferred tax asset related to pre-acquisition losses of the SI companies, acquired on January 31, 2006. The recognition of this deferred tax asset reduced goodwill by $12.3 million.

Amortization of intangibles totaled $1.3 million and $4.0 million in the three and nine months ended September 30, 2007, respectively, and $1.5 million and $3.9 million in the three and nine months ended September 30, 2006, respectively. The following presents the estimated amortization expense for intangible assets for each of the next five years and thereafter:

(in millions)
Remainder 2007	$1.4
2008	4.7
2009	4.5
2010	4.2
2011	4.0
Thereafter	5.6

$24.4

6. Restructuring and Other Similar Costs

For the three months ended September 30, 2007, we reduced restructuring expense related to unused relocation accruals expensed in previous quarters, by $0.1 million, resulting in income for restructuring during the quarter related to the North America plant consolidation. For the nine months ended September 30, 2007, we expensed $0.8 million in S, G&A redundancies and restructuring expense related to the North America plant consolidation.

Restructuring reserves as of September 30, 2007 are summarized as follows:

September 30, 2007
(in millions)
Balance at December 31, 2006	$2.1
Cash payments	(0.8)
Estimate/accrual for new committed/announced program	0.5

Balance at April 1, 2007	$1.8
Cash payments	(0.7)
Accrual for new committed/announced program	0.4

Balance at July 1, 2007	$1.5
Cash payments	(0.1)
Accrual for new committed/announced program	(0.1)

Balance at September 30, 2007	$1.3

Restructuring reserves by program:

	Restructuring Liabilities From SI Acquisition	SG & A Redundancies	Early Retirement Program in Germany	North America Plant Consolidation	Total
	(in millions)
Balance at December 31, 2006	$0.6	$1.1	$0.4	$—	$2.1
Severance, relocation and restructuring accruals	—	0.2	—	0.6	0.8
Severance, relocation and restructuring payments	(0.2)	(0.7)	(0.1)	(0.6)	(1.6)

Balance at September 30, 2007	$0.4	$0.6	$0.3	$—	$1.3

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

Selling, General and Administrative Redundancy

Beginning in the first quarter of 2006, as part of integrating the newly acquired SI with the Company and as part of relocating our headquarters to Chattanooga, Tennessee, most of the Austell, Georgia employees were made redundant, including our former chief executive officer and former chief financial officer. At December 31, 2006, we had accrued $1.1 million related to severance for redundancies primarily for selling, general and administrative positions, including approximately $0.9 million related to future payments due to the former chief executive and chief financial officers. For the nine months ended September 30, 2007, we made payments of $0.7 million related to the former chief executive officer, former chief financial officer and other redundancies. Payments of $0.2 million are expected to be paid during the remaining quarter of 2007 and $0.4 million is expected to be paid in 2008.

Early Retirement Program in Germany

At September 30, 2007 the reserve of $0.3 million relates primarily to liabilities under a government regulated early-retirement program for certain qualifying employees in our Germany location. The amounts will be paid over several years, dependent upon the retirement dates of the applicable employees.

North America Plant Consolidation

During the first quarter of 2006, we developed a plan to restructure our North America operations and recorded estimated costs for the restructuring. Restructuring charges recorded during the nine months ended September 30, 2007 relate to severance payments in connection with facility optimization efforts. During the third quarter of 2007, we reversed $0.2 million of unused relocation accruals, which were partially offset by an additional $0.1 million accrual for severance in S, G & A redundancies.

The following table represents, by reportable segment, restructuring reserves at September 30, 2007 and payments for the nine months ended September 30, 2007:

	Concrete Fiber	Furnishings	Geosynthetics	Industrial Products	Europe	Total
	(in millions)
Balance at December 31, 2006	$0.1	$0.9	$0.5	$0.2	$0.4	$2.1
Severance, relocation and restructuring accruals	—	0.4	0.4	—	—	0.8
Severance, relocation and restructuring payments	(0.1)	(0.7)	(0.6)	(0.1)	(0.1)	(1.6)

Balance at September 30, 2007	$—	$0.6	$0.3	$0.1	$0.3	$1.3

7. Comprehensive Income

The following table sets forth the reconciliation of net income (loss) to comprehensive income:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(in millions)
Net income (loss)	$(60.7)	$(6.5)	$(63.8)	$9.7
Foreign currency translation gain (loss)	3.3	1.2	9.2	3.4

Comprehensive income	$(57.4)	$(5.3)	$(54.6)	$13.1

8. Pension Benefits

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

Components of net periodic pension costs (benefits) were as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September, 2007	Nine months ended September, 2006
	(in millions)
Components of net periodic pension cost
Service cost	$0.2	$0.5	$0.7	$1.6
Interest cost	1.3	1.5	4.0	4.5
Expected return on plan assets	(1.0)	(1.3)	(3.1)	(3.9)
Amortization of unrecognized actuarial loss	—	0.1	—	0.2

Periodic pension cost before curtailment	0.5	0.8	1.6	2.4
Curtailment gain, net	—	—	—	(0.4)
Settlement loss	—	0.6	—	0.6

Net periodic pension cost	$0.5	$1.4	$1.6	$2.6

During the three and nine month periods ended September 30, 2007, the Company contributed $1.9 million and $4.5 million, respectively, to the U.S. pension plans. During the three and nine months ended September 30, 2006, the Company contributed $3.4 million and $6.9 million, respectively, to the U.S. pension plans.

Beginning in the second quarter of 2006, we increased matching contributions for salaried employees to 100% of employee contributions up to 6% of pay, as pay is defined in the 401(k) plan. In addition, we match 50% of hourly employee contributions up to 6% of eligible pay, as pay is defined in the 401(k) plan. We paid $0.5 million and $1.6 million in matching 401(k) contributions in the three and nine months ended September 30, 2007, respectively. We paid $0.3 million and $2.6 million in matching 401(k) contributions in the three and nine months ended September 30, 2006, respectively.

9. Other Postretirement Benefits

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

Components of net periodic benefit cost were as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(in millions)
Components of net periodic benefit cost
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2

Net periodic benefit cost	$0.1	$0.1	$0.3	$0.3

10. Income Taxes

For the three months ended September, 2007, the Company recorded income tax expense of $33.4 million related to a loss before income taxes of $27.3 million, compared to an income tax benefit of $5.0 million recorded in the corresponding period of the prior year related to a loss before income taxes of $11.5 million. For the nine months ended September 30, 2007, the Company recorded income tax expense of $32.1 million related to a loss before income taxes of $31.7 million, compared to an income tax expense of $5.3 million related to income before income taxes of $15.0 million in the corresponding period of the prior year. The increase in tax expense for the three and nine months ended September 30, 2007 compared to the same prior year periods, related primarily to a valuation allowance recorded as tax expense against domestic deferred tax assets of $29.6 million. For the three and nine months ended September 30, 2007, the remaining tax expense relates primarily to income from our foreign operations. During the third quarter 2007 analysis of domestic deferred tax assets, it was determined that the revised earnings forecast described in Note 5 indicated that the realization of domestic deferred tax assets was not “more likely than not”. In accordance with FAS No. 109, when the change in deferred tax asset circumstances leads to a change in judgment about the realizability, the related valuation allowance is to be included in income from continuing operations. For the three and nine months ended September 30, 2007, the Company recorded as tax expense the establishment of a valuation allowance against domestic deferred tax assets of $29.6 million. As disclosed in Note 5, during the quarter ended September 30, 2007, the Company increased deferred tax assets by an immaterial amount and decreased goodwill based on additional analysis of tax matters related to certain SI pre-acquisition net operating losses.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. As a result of the adoption of FIN 48, the Company reclassified approximately $2.4 million from deferred tax liabilities to reserves for uncertain tax positions predominately related to federal timing items. As of September 30, 2007, the total amount of reserves related to uncertain tax positions was $0.6 million, all of which represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate. The decrease in the reserves related to uncertain tax positions of $2.1 million since the prior quarter relates to a proposed federal tax planning strategy that was not implemented. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2007, the Company has not accrued interest nor penalties on uncertain tax positions since there are net operating losses which would offset penalties and interest.

The Company files numerous consolidated and separate income tax returns in the United States and in several state and foreign jurisdictions. The Company is no longer subject to United States federal and state income tax examinations for the years prior to 2004 and, with few exceptions, is not subject to foreign income tax examinations by tax authorities prior to 2002.

11. Long-Term Debt

Total long-term debt at September 30, 2007 and December 31, 2006, consisted of the following:

	September 30, 2007	December 31, 2006
	(in millions)
10% senior notes due 2012	$150.0	$150.0
Senior secured term loan	210.6	239.2
Revolving credit facility	20.0	—

Total	380.6	389.2
Less: current maturities	(230.6)	(31.4)

Total long-term debt	$150.0	$357.8

Senior Secured Credit Facility

On January 31, 2006, we entered into a new Credit Agreement by and among the Company, as borrower, the lenders named in the agreement and BNP Paribas, as Administrative Agent, to refinance our credit facility and to raise additional funds for the SI acquisition. The new Credit Agreement, which matures on July 31, 2012, provided for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50.0 million revolving credit facility and a $50.0 million bridge loan facility. We repaid the $50.0 million bridge loan facility in April, 2006. Prior to the Second Amendment, the Credit Agreement required stated principal payments quarterly. At management’s discretion, the loan accrued interest at either, LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equaled the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. Payments of interest for borrowings at the base rate are due each quarter. Payments of interest for borrowings at a LIBOR rate are due on the maturity date of the LIBOR contract. This Credit Agreement replaced the credit agreement dated as of December 1, 2004, among the Company, Amoco Fabrics and Fibers Company, the lenders named therein and BNP Paribas, as Administrative Agent. Similar to the prior credit facility, the new credit facility is guaranteed by Propex Holdings, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66.0% of the capital stock of our foreign subsidiaries.

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

At September 30, 2007, and as of the date of this filing, we were not in compliance with the two leverage ratio covenants under the Second Amendment to the Credit Agreement. We are currently in default under the Credit Agreement and in negotiations with our lenders in order to resolve the issue of non-compliance. Upon an event of default, the lenders may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations to be immediately due and payable, and (c) terminate future advances. As of September 30, 2007, the Company had $230.6 million of borrowings outstanding under the Credit Agreement. As a result of our default, this amount has been classified as current on the consolidated balance sheet. If the lenders exercise their right to accelerate the indebtedness or foreclose on collateral under the Credit Agreement, it would have a material adverse effect on the Company. At September 30, 2007, the balance of unamortized deferred financing costs that may be required to be written-off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is accelerated or otherwise extinguished, was $3.8 million. The deferred financing costs associated with the debt under the Credit Agreement are classified as current deferred charges.

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of September 30, 2007, $190.3 million of our total $380.6 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

The revolving credit facility is subject to a monthly borrowing base calculation based on inventories and receivables. Interest accrues and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% per annum of the unused borrowings less open letters of credit, are payable quarterly. The revolving credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit, subject to the limits of the borrowing base. As of September 30, 2007, there was $20.0 million drawn on the revolver and there were $7.4 million of letters of credit outstanding.

As a result of our default under the Credit Agreement, the Company is precluded from additional borrowings from the revolving credit facility while in default. In addition, the terms of the Credit Agreement state that after the occurrence of default, the Company may not elect to have line of credit borrowings be made or maintained as a LIBOR loan after expiration of the interest period. As portions of our borrowings under LIBOR interest rate agreements expire, these borrowings will be at the base rate as defined by the Credit Agreement, plus 2%. If not for the event of default, in accordance with our monthly borrowing base calculation, we would have had $22.6 million of availability, as of September 30, 2007, under our $50 million revolving line of credit.

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

The indenture that governs the Company’s 10% senior notes does not require maintenance of financial covenants. However, if the borrowings under the Credit Agreement are accelerated by the lenders and such acceleration is not rescinded or cured within 20 days of the Company’s receipt of notice of acceleration, the trustee under the indenture or the holders of at least 25% of the principal amount of the 10% senior notes have the right to declare the $150.0 million principal and any accrued interest on the 10% senior notes to be immediately due and payable.

12. Commitments and Contingencies

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

In connection with the acquisition of the business, BP retained responsibility and has indemnified the Company for certain identified environmental liabilities upon selling the Business on December 1, 2004. These indemnified liabilities were estimated at $0.5 million at September 30, 2007 and December 31, 2006. This estimate may change as future events become realized. A long-term liability and corresponding receivable from BP is recorded on the balance sheet as of September 30, 2007 and December 31, 2006 to reflect both the liability and the indemnity. BP also retained limited responsibility for future remediation costs associated with other environmental conditions existing at the Company’s facilities at December 1, 2004. Environmental liabilities related to events originating subsequent to December 1, 2004 are generally the responsibility of the Company. At September 30, 2007, the Company is not aware of any material environmental liabilities beyond the above-indemnified liabilities.

SI Concrete Systems, Inc., a subsidiary of the Company, is a named defendant in a lawsuit filed in southern California relating to Fibermesh® polypropylene fibers, one of the fiber product lines. The case alleged that Fibermesh® polypropylene fibers were defective when used as a substitute for steel wire mesh as reinforcement in concrete, and that SI Concrete Systems, Inc. falsely represented its suitability for that use. On March 19, 2007, the presiding judge entered an order that approved a settlement of the claim and directed that all cross-complaints pending against Propex Inc., whether actually filed or deemed to be filed, were dismissed with prejudice. The settlement approved by the court provided that Propex Inc. is to deliver data and test results which Propex Inc. had obtained in connection with the case. We are not required to pay any money to any party in connection with the settlement of this claim. The order is subject to certain appeal rights by parties who were adversely affected by the order.

If management believes that a loss arising from any claims or legal proceedings is probable and can reasonably be estimated, the Company records the amount of the loss (including estimated legal costs), or the minimum estimated liability when the loss is estimated using a range. As management becomes aware of additional information concerning such contingencies, any potential liability related to these matters is assessed and the estimates are revised, if necessary. If management believes that a loss arising from such claims and legal proceedings is either (i) probable but cannot be reasonably estimated or (ii) reasonably possible but not probable, the Company does not record the amount of the loss, but does make specific disclosure of such matter. Based upon currently available information and with the advice of counsel, management believes that the ultimate outcome of its current claims and legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse effect on the Company’s financial position, cash flows or results of operations.

13. Business Segment and Geographic Area Information

The Company operates as a collection of regional businesses, and within the North America region, further breaks down its operations into several reportable segments. Due to the SI acquisition, in the first quarter of 2006, the Company reevaluated and revised its North America reportable segments.

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

Measure of Segment Profit or Loss and Segment Assets

Segment profitability is measured by pre-tax earnings from continuing operations excluding net interest expense. Intersegment sales and transfers are recorded at cost plus an agreed upon intercompany profit on intersegment sales or transfers. There were no material intersegment sales in the three and nine months ended September 30, 2007.

The Company’s assets, which are recorded by country, are not allocated to product segments within the North America regional segment because many of the Company’s productive assets are used to produce products in multiple segments and the utilization of many assets can be shifted among segments depending on the market demand for different products.

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(in millions)
Net revenue:
North America (including U.K. for concrete fiber)
Furnishings	$57.7	$81.9	$180.5	$271.4
Geosynthetics	45.8	40.4	114.9	111.4
Industrial Products	15.3	19.5	46.1	57.4
Concrete Fiber	20.7	18.3	57.8	48.0
Europe (excluding U.K. for concrete fiber)	25.0	24.4	78.7	75.2
Brazil	14.9	10.1	39.8	27.9

Total net revenue	$179.4	$194.6	$517.8	$591.3

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(in millions)
Depreciation and amortization expense:
North America (including U.K. for concrete fiber)
Furnishings	$3.0	$3.3	$9.0	$10.2
Geosynthetics	2.1	1.5	6.6	4.1
Industrial Products	0.8	1.7	2.4	4.3
Concrete Fiber	0.8	0.8	2.2	1.7
Europe (excluding U.K. for concrete fiber)	0.4	0.4	1.2	1.1
Brazil	0.5	0.2	1.4	1.0

Total depreciation and amortization	$7.6	$7.9	$22.8	$22.4

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(in millions)
Segment income:
North America (including U.K. for concrete fiber)
Furnishings	$3.7	$4.6	$19.7	$19.6
Geosynthetics	(12.2)	(1.8)	(15.7)	(6.4)
Industrial Products	(6.6)	(2.9)	(9.1)	(5.4)
Concrete Fiber	(4.1)	(0.2)	(7.2)	(10.3)
Europe (excluding U.K. for concrete fiber)	(0.2)	(1.9)	3.5	1.8
Brazil	1.0	(0.2)	2.4	0.8

Total segment income (loss)	(18.4)	(2.4)	(6.4)	0.1
Reconciling items:
Gain from Roanoke plant sale	—	—	—	(44.5)

Interest expense, net	8.9	9.1	25.3	29.6

Total consolidated income (loss) before income taxes	$(27.3)	$(11.5)	$(31.7)	$15.0

Other data:
Worldwide sales volumes (million square yards for fabric sales)	354	536	1,358	1,742
Worldwide sales volumes (million lbs for fiber sales)	10	23	34	65
Unit net spread, $ per square yard (1)	$0.191	$0.164	$0.196	$0.181
Unit net spread, $ per lb (1)	$0.745	$0.499	$0.653	$0.598

(1)	– Unit net spread is defined as revenue less raw material cost on a per square yard basis for predominately polypropylene based fabric sales and a per pound basis for polypropylene based fiber sales.

Enterprise Wide Information

Net revenue is attributed to countries and regions based on the Company’s selling location rather than the customers’ buying location. However, given the small magnitude of exports, the following table also provides a close approximation of net revenue by customers’ locations.

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(in millions)
Net revenues by geography:
United States	$126.2	$147.6	$357.2	$442.4
Other North America	13.4	7.1	42.1	32.9

Total North America	139.6	154.7	399.3	475.3
Europe	25.0	29.7	78.7	88.1
Brazil	14.8	10.2	39.8	27.9

Total net revenues	$179.4	$194.6	$517.8	$591.3

Total assets by country are listed as follows:

	September 30, 2007	December 31, 2006
	(in millions)
Total assets by country:
North America
United States	$793.0	$825.4
Other North America	28.5	19.7

Total North America	821.5	845.1
Europe	98.6	76.1
Brazil	46.5	37.8
Eliminations	(380.9)	(348.7)

Total assets	$585.7	$610.3

14. Condensed Consolidating Financial Information

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

The following tables set forth the condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, the condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006, and the condensed consolidating statements of cash flows for nine months ended September 30, 2007 and September 30, 2006. Amounts are shown separately for the Company’s parent company, Propex Holdings Inc., the Company (“Issuer”), the collective Guarantor domestic subsidiaries, and the collective Non-guarantor subsidiaries of the Company. Intercompany eliminating amounts have been presented to derive the condensed consolidated financial information for the Issuer for all periods presented.

Separate financial statements of the Company’s parent or the Guarantors are not presented because the Guarantors’ guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the parent and Guarantors are not meaningful to investors.

Condensed Consolidating Balance Sheet

September 30, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1.5	$29.8	$—	$15.7	$(1.5)	$45.5
Restricted cash	—	—	—	0.7	—	0.7
Accounts receivable, net	—	66.8	42.3	39.1	(37.6)	110.6
Inventories, net	—	80.4	9.7	38.4	—	128.5
Deferred income taxes	—	—	—	0.9	—	0.9
Prepaid expenses and other current assets	—	8.1	0.2	3.4	—	11.7
Assets held for sale	—	12.6	—	—	—	12.6

Total current assets	1.5	197.7	52.2	98.2	(39.1)	310.5

Other assets:
Goodwill	—	—	9.1	—	—	9.1
Intangible assets, net	—	1.2	22.4	0.8	—	24.4
Deferred income taxes	0.9	—	—	—	(0.9)	—
Inter-company loan receivable	—	—	38.5	—	(38.5)	—
Investment in subsidiaries	58.2	294.0	52.9	—	(405.1)	—
Other assets	—	5.8	0.1	4.1	—	10.0

	59.1	301.0	123.0	4.9	(444.5)	43.5
Property, plant and equipment, net	—	88.0	84.6	59.1	—	231.7

Total assets	$60.6	$586.7	$259.8	$162.2	$(483.6)	$585.7

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$—	$70.9	$5.6	$17.8	$(37.0)	$57.3
Accrued liabilities	—	13.0	1.8	10.7	(0.7)	24.8
Current portion of debt and accrued interest, including intercompany loans	1.6	238.7	—	—	(1.6)	238.7
Restructuring and other similar costs	—	0.9	—	0.4	—	1.3
Other current liabilities	—	1.3	—	—	—	1.3

Total current liabilities	1.6	324.8	7.4	28.9	(39.3)	323.4

Debt	31.3	150.0	—	—	(31.3)	150.0
Intercompany loan payable	—	29.9	—	8.6	(38.5)	—
Deferred income taxes	—	—	—	3.1	—	3.1
Accrued pension and other postretirement benefit liabilities	—	23.1	—	26.4	—	49.5
Other non-current liabilities	—	0.6	—	0.8	—	1.4

	31.3	203.6	—	38.9	(69.8)	204.0
Total stockholders’ equity	27.7	58.3	252.4	94.4	(374.5)	58.3

Total liabilities and stockholders’ equity	$60.6	$586.7	$259.8	$162.2	$(483.6)	$585.7

Condensed Consolidating Balance Sheet

December 31, 2006

(In Millions)

	Parent	Issuer	Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1.5	$44.4	$—	$12.5	$(1.5)	$56.9
Restricted cash	—	—	—	0.9	—	0.9
Accounts receivable, net	—	48.3	19.4	34.5	(15.8)	86.4
Inventories, net	—	65.8	6.5	30.2	—	102.5
Deferred income taxes	—	8.2	0.4	1.0	—	9.6
Intercompany loan receivable	—	—	—	—	—	—
Prepaid expenses and other current assets	—	2.9	0.2	5.1	—	8.2
Assets held for sale	—	12.6	—	—	—	12.6

Total current assets	$1.5	182.2	26.5	84.2	(17.3)	277.1
Other assets:
Goodwill	—	—	37.1	—	—	37.1
Intangible assets, net	—	4.2	29.1	1.2	—	34.5
Deferred income taxes	1.1	2.1	4.9	(0.8)	(1.1)	6.2
Intercompany loan receivable	—	—	41.0	—	(41.0)	—
Investment in subsidiaries	111.2	315.5	50.8	—	(477.5)	—
Other non-current assets	—	11.8	—	3.6	—	15.4

	112.3	333.6	162.9	4.0	(519.6)	93.2
Property, plant and equipment, net	—	90.9	93.7	55.4	—	240.0

Total assets	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$—	$27.3	$2.3	$11.4	$(15.8)	$25.2
Accrued liabilities	2.2	13.6	1.4	6.0	(2.2)	21.0
Current portion of debt and accrued interest	—	37.0	—	—	—	37.0
Intercompany loan payable	—	—	—	—	—	—
Restructuring and other similar costs	—	1.7	—	0.4	—	2.1
Other current liabilities	—	2.6	—	—	—	2.6

Total current liabilities	2.2	82.2	3.7	17.8	(18.0)	87.9
Debt, less current portion	28.4	357.8	—	—	(28.4)	357.8
Deferred income taxes	—	—	—	2.5	—	2.5
Intercompany loan payable	—	27.8	—	13.3	(41.1)	—
Accrued pension and other postretirement benefit liabilities	—	26.6	—	23.2	—	49.8
Other non-current liabilities	—	1.1	—	—	—	1.1

	28.4	413.3	—	39.0	(69.5)	411.2
Total stockholders’ equity	83.2	111.2	279.4	86.8	(449.4)	111.2

Total liabilities and stockholders’ equity	$113.8	$606.7	$283.1	$143.6	$(536.9)	$610.3

Condensed Consolidating Statement of Operations

For the Three Months ended September 30, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$114.4	$17.2	$60.0	$(12.2)	$179.4
Cost of sales	—	100.3	12.8	54.6	(11.8)	155.9

Gross profit	—	14.1	4.4	5.4	(0.4)	23.5

Operating expenses:
Selling, general and administrative	—	14.1	4.0	4.3	(0.4)	22.0
Pension curtailment gain, net of settlement loss	—	0.7	—	—	—	0.7
Restructuring and similar costs	—	(0.1)	—	—	—	(0.1)
Impairment of goodwill	—	—	15.7	—	—	15.7
Impairment of other intangibles	—	—	3.7	—	—	3.7

Operating income (loss)	—	(0.6)	(19.0)	1.1	—	(18.5)

Other (income) expense:
Other (income) expense, net	—	—	—	(0.1)	—	(0.1)
Interest expense, net	0.8	9.2	(0.1)	(0.2)	(0.8)	8.9
Equity (income) loss from earnings of subsidiaries	60.7	30.9	(0.6)	—	(91.0)	—

Income (loss) before income taxes	(61.5)	(40.7)	(18.3)	1.4	91.8	(27.3)
Income tax provision (benefit)	(0.3)	20.0	13.5	(0.1)	0.3	33.4

Net income (loss)	$(61.2)	$(60.7)	$(31.8)	$1.5	$91.5	$(60.7)

Condensed Consolidating Statement of Operations

For the Nine Months ended September 30, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$326.8	$47.3	$181.2	$(37.5)	$517.8
Cost of sales	—	273.8	34.8	160.7	(36.4)	432.9

Gross profit	—	53.0	12.5	20.5	(1.1)	84.9

Operating expenses:
Selling, general and administrative	—	42.3	16.9	12.5	(1.1)	70.6
Pension curtailment gain, net of settlement loss	—	0.7	—	—	—	0.7
Restructuring and similar costs	—	0.8	—	—	—	0.8
Impairment of goodwill	—	—	15.7	—	—	15.7
Impairment of other intangibles	—	—	3.7	—	—	3.7

Operating income (loss)	—	9.2	(23.8)	8.0	—	(6.6)

Other (income) expense:
Other (income) expense, net	—	—	—	(0.2)	—	(0.2)
Interest expense, net	2.3	26.2	(0.2)	(0.7)	(2.3)	25.3
Equity (income) loss from earnings of subsidiaries	63.8	29.5	(4.2)	—	(89.1)	—

Income (loss) before income taxes	(66.1)	(46.5)	(19.4)	8.9	91.4	(31.7)
Income tax provision (benefit)	(0.8)	17.3	12.2	2.5	0.9	32.1

Net income (loss)	$(65.3)	$(63.8)	$(31.6)	$6.4	$90.5	$(63.8)

Condensed Consolidating Statement of Operations

For the Three Months ended September 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$120.3	$28.8	$51.2	$(5.7)	$194.6
Cost of sales	—	90.2	27.7	48.1	(5.7)	160.3

Gross profit	—	30.1	1.1	3.1	—	34.3

Operating expenses:
Selling, general and administrative	—	10.3	13.9	2.9	—	27.1
Pension curtailment gain and settlement loss	—	0.6	—	—	—	0.6
Restructuring and similar costs	—	3.2	0.7	—	—	3.9
Impairment of property, plant and equipment	—	3.4	—	—	—	3.4

Operating income (loss)	—	12.6	(13.5)	0.2	—	(0.7)

Other (income) expense:
Other (income) expense, net	—	0.3	—	1.4	—	1.7
Interest expense, net	0.8	9.1	—	—	(0.8)	9.1
Equity (income) loss from earnings of subsidiaries	6.5	14.5	0.9	—	(21.9)	—

Income (loss) before income taxes	(7.3)	(11.3)	(14.4)	(1.2)	22.7	(11.5)
Income tax benefit	—	(4.8)	(0.1)	(0.1)	—	(5.0)

Net income (loss)	$(7.3)	$(6.5)	$(14.3)	$(1.1)	$22.7	$(6.5)

Condensed Consolidating Statement of Operations

For the Nine Months ended September 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$331.9	$126.6	$153.1	$(20.3)	$591.3
Cost of sales	—	258.9	112.9	136.9	(20.3)	488.4

Gross profit	—	73.0	13.7	16.2	—	102.9

Operating expenses:
Selling, general and administrative	—	28.8	39.5	10.3	—	78.6
In-process research and development charges	—	—	3.7	—	—	3.7
Pension curtailment gain and settlement loss	—	0.2	—	—	—	0.2
Restructuring and similar costs	—	7.4	2.9	—	—	10.3
Impairment of property, plant and equipment	—	8.9	—	—	—	8.9
Gain from sale of Roanoke plant	—	(44.5)	—	—	—	(44.5)

Operating income (loss)	—	72.2	(32.4)	5.9	—	45.7

Other (income) expense:
Other (income) expense, net	—	0.2	0.1	0.8	—	1.1
Interest expense, net	2.1	29.8	(0.2)	—	(2.1)	29.6
Equity (income) loss from earnings of subsidiaries	(9.7)	21.9	(2.7)	—	(9.5)	—

Income (loss) before income taxes	7.6	20.3	(29.6)	5.1	11.6	15.0
Income tax provision (benefit)	(0.5)	10.6	(7.0)	1.7	0.5	5.3

Net income (loss)	$8.1	$9.7	$(22.6)	$3.4	$11.1	$9.7

Condensed Consolidating Statement of Cash Flows

For the Nine Months ended September 30, 2007

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(65.3)	$(63.8)	$(31.6)	$6.4	$90.5	$(63.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7.6	12.3	2.9	—	22.8
Amortization of bank fees	—	1.4	—	—	—	1.4
Gain on sale of property and equipment	—	(0.1)	—	—	—	(0.1)
Pension and postretirement benefit costs	—	0.3	—	1.5	—	1.8
Impairment of goodwill	—	—	15.7	—	—	15.7
Impairment of other intangibles	—	—	3.7	—	—	3.7
Pension curtailment gain, net of settlement loss	—	0.7	—	—	—	0.7
Stock-based compensation	0.9	0.7	—	—	(0.9)	0.7
Deferred income taxes	0.2	21.1	5.3	1.2	(0.2)	27.6
Undistributed earnings of subsidiaries	63.8	29.4	(4.2)	—	(89.0)	—
In-process research and development	—	—	—	—	—	—
Changes in operating assets and liabilities	(0.5)	(25.4)	11.1	3.4	0.6	(10.8)

Net cash provided by (used in) operating activities	(0.9)	(28.1)	12.3	15.4	1.0	(0.3)

Investing activities
Capital expenditures	—	(4.0)	(0.2)	(1.2)	—	(5.4)
Proceeds from sale of property, plant and equipment	—	0.5	—	0.2	—	0.7
Acquisition of business (net of cash acquired)	—	—	—	—	—	—

Net cash used in investing activities	—	(3.5)	(0.2)	(1.0)	—	(4.7)

Financing activities
Net receipts from (payments to) issuer and subsidiaries	(1.4)	25.5	(12.1)	(13.3)	1.3	—
Payments of long-term debt	2.8	(8.5)	—	—	(2.8)	(8.5)
Proceeds from issuance of debt	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Dividends (to) from unconsolidated parent	(0.5)	1.0	—	—	0.5	1.0
Proceeds from sale of stock	—	—	—	—	—	—

Net cash provided by (used in) financing activities	0.9	18.0	(12.1)	(13.3)	(1.0)	(7.5)
Effect of changes in foreign exchange rates on cash and cash equivalents	—	—	—	1.1	—	1.1
Change in cash and cash equivalents	—	(14.6)	—	3.2	—	(11.4)
Cash and cash equivalents – Beginning of period	1.5	44.4	—	12.5	(1.5)	56.9

Cash and cash equivalents – End of period	$1.5	$29.8	—	$15.7	$(1.5)	$45.5

Condensed Consolidating Statement of Cash Flows

For the Nine Months ended September 30, 2006

(Unaudited)

(In Millions)

	Parent	Issuer	Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$8.1	$9.7	$(22.6)	$3.4	$11.1	$9.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	7.3	12.8	2.3	—	22.4
Amortization of bank fees	2.1	12.7	0.1	(0.3)	(2.1)	12.5
Gain on Sale of Property and Equipment	—	(43.9)	—	—	—	(43.9)
Impairment of property, plant and equipment	—	8.9	—	—	—	8.9
Pension Curtailment gain and settlement loss	—	0.2	—	—	—	0.2
Pension and postretirement benefit	—	(6.1)	—	1.1	—	(5.0)
Deferred income taxes	(0.5)	(16.1)	3.2	0.3	0.5	(12.6)
Undistributed earnings of subsidiaries	(9.7)	21.9	(2.7)	—	(9.5)	—
In-process research and development	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities	—	(2.5)	34.7	6.4	—	38.6

Net cash provided by (used in) operating activities	—	(7.9)	29.2	13.2	—	34.5

Investing activities
Capital expenditures	—	(0.1)	(7.1)	(1.2)	—	(8.4)
Proceeds from sale of property, plant and equipment	—	73.0	—	—	—	73.0
Acquisition of business (net of cash acquired)	—	(232.5)	2.2	0.7	—	(229.6)

Net cash used in investing activities	—	(159.6)	(4.9)	(0.5)	—	(165.0)

Financing activities
Net (payments to) receipts from parent company	—	29.3	(24.3)	(5.0)	—	—
Payments of long-term debt	—	(172.2)	—	—	—	(172.2)
Debt issuance costs	—	(5.3)	—	—	—	(5.3)
Dividends (to) from unconsolidated parent	0.4	(0.9)	—	—	(0.4)	(0.9)
Proceeds from issuance of debt	—	310.0	—	—	—	310.0
Proceeds from sale of stock	(0.4)	—	—	—	0.4	—

Net cash provided by (used in) financing activities	—	160.9	(24.3)	(5.0)	—	131.6
Effect of changes in foreign exchange rates on cash	—	—	—	1.1	—	1.1
Change in cash and cash equivalents	—	(6.6)	—	8.8	—	2.2
Cash and cash equivalents – Beginning of period	1.5	44.8	—	12.7	(1.5)	57.5

Cash and cash equivalents – End of period	$1.5	$38.2	—	$21.5	$(1.5)	$59.7

15. Stock Compensation Plan

Propex Holdings has a stock-based compensation plan for the benefit of the directors, officers and certain employees and consultants of Propex Inc., the 2005 Stock Awards Plan (the “2005 Plan”). The plan is designed to attract key personnel to the Company and its affiliates and to provide a means whereby those employees can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company and their desire to remain in its employ or service. The 2005 Plan provides for granting incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, non-vested (restricted) stock awards, performance awards, phantom stock awards, or any combination thereof. The terms and conditions of awards under the 2005 Plan are determined by the Compensation Committee of the Board of Directors of Propex Holdings for each grant. The 2005 Plan limits the aggregate number of shares of stock (irrespective of class) that may be issued to an individual under the 2005 Plan not to exceed 57,750 shares. The grant date of options is determined in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), and our policy is to consider the date of communication of the grant to the grantee, which is within a reasonable time following the approval of the grant by the Board, as the grant date.

Options granted during 2006 and 2007 under the 2005 Plan vest in increments of 25% per year. Both the stock options and the non-vested stock awards granted in 2005 have 5-year vesting periods and all stock options granted under the 2005 Plan have 10-year maximum terms. Compensation expense is recognized straight-line over the vesting period. In February 2006, the board of directors increased the number of shares available for issuance under the 2005 Plan to 105,000.

For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes-Merton pricing model. For options granted in 2006, we chose the Uniform method to evaluate any partial life cycle adjustment to be made to the historical expected term estimate. The Uniform method assumes that any outstanding and unexercised share-based payment awards will be exercised evenly over the remaining life cycle years for each year’s grant. For options granted in 2007, we used the simplified method to calculate the expected life of the option. Expected volatility for awards granted in fiscal 2006 and 2007 was based on the daily historical trading data of similar companies for a period equivalent to the expected term of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the stock awards. Our Credit Agreement precludes us from declaring shareholder dividends, resulting in a zero expected dividend yield in our valuation model.

The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	2007 Grants	2006 Grants
Risk-free interest rate	4.38% -4.80%	4.52%
Expected dividend yield	0%	0%
Expected volatility factor	56.1% -58.4%	54.9%
Expected option term (in years)	5.5 –6.25	5.5

The following table summarizes the activity of nonqualified stock options awarded under the 2005 Plan:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	96,350	$105	$307,600
Granted at fair market value on dates of grant	1,500	$108	—
Forfeited	(9,100)	$106	$(18,800)

Outstanding, September 30, 2007	88,750	$105	$288,800

Exercisable, September 30, 2007	25,313	$105	$84,700

For the nine months ended September 30, 2007, we granted 1,500 options. Total compensation cost to be recognized over the vesting period for options granted during 2006 and 2007 is $3.5 million, and $0.6 million of this amount was recorded in selling, general and administrative expense as compensation expense for the nine months ended September 30, 2007, excluding the expense for modifications. Options granted during 2007 vest in four equal tranches over four years from the date of grant. The first 25% of options granted during 2007 will vest on February 12, 2008 and will continue to vest 25% each year through 2011.

On September 28, 2007, the Company’s Chief Operating Officer left the Company. In accordance with his employment agreement, 1,500 options vested immediately upon the separation date representing the period of employment elapsed since the last vesting date. In addition to the compensation expense recognized for 2006 and 2007 option grants, compensation expense of $0.1 million was recognized for the accelerated vesting of options deemed a modification.

The following table summarizes the activity of non-vested stock awarded under the 2005 Plan:

	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2007	3,800	$100
Granted	—	—
Forfeited	(800)	$100
Redeemed	—	—

Outstanding, September 30, 2007	3,000	$100

The Company did not grant any non-vested awards during 2006 or during the nine months ended September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Polypropylene prices fluctuate based on the industry supply and demand balance, the price of crude oil and other factors beyond our control. As of September 30, 2007, general polypropylene resin prices in the U.S. increased approximately 13% compared to the average price for the twelve months of 2006, but increased by approximately 3% when compared to the nine months ended September 30, 2006. Generally, we have been able to pass through raw material price increases and decreases to our furnishings customers, and in 2006, we were successful in passing through resin increases to our geosynthetics customers. However, due to the decline in the housing market which we serve and the increased volatility of raw material prices, it has been more difficult to pass through raw material price fluctuations to customers for each of our reporting segments. Our earnings are affected by the timing and the extent to which we are able to pass through higher polypropylene raw material pricing costs to our customers.

In order to remain competitive, we maintain a comparatively low manufacturing cost structure. Our management team has developed a culture of continuous cost improvement aimed at monitoring and controlling our conversion and administrative expenses.

Acquisition of SI

On January 31, 2006, the Company acquired 100% of the outstanding stock of SI, which was our largest competitor and a leader in providing woven and nonwoven polypropylene fabrics and fiber products for various geosynthetic, industrial products and concrete fiber reinforcement end-uses. The Company retains its position as the world’s leading independent producer of carpet backing and continues to have significant woven polypropylene operations in Europe and Brazil. As a result of the SI acquisition, it positions itself as the leading North American producer of needle-punch nonwoven fabrics for furniture and bedding applications. The SI acquisition also enhances the Company’s position in geosynthetic fabrics and provides the Company with a leading sales position in the concrete fiber reinforcement business. Further, the Company’s strength in woven fabrics manufacturing is complemented by SI’s strength in non-woven fabric manufacturing.

The historical results section below presents a discussion of our consolidated operating results using the historical results of the Company prepared in accordance with GAAP for the nine months ended September 30, 2007 and September 30, 2006, including SI’s results of operations from January 31, 2006.

Results of Operations for the Three and Nine Months ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(in millions)
Net revenue (1)	$179.4	$194.6	$517.8	$591.3
Cost of sales	155.9	160.3	432.9	488.4

Gross profit	23.5	34.3	84.9	102.9
Operating expenses:
Selling, general and administrative	22.0	27.1	70.6	78.6
In-process research and development	—	—	—	3.7
Pension curtailment gain, net of settlement loss	0.7	0.6	0.7	0.2
Restructuring and similar costs	(0.1)	3.9	0.8	10.3
Impairment of property, plant and equipment	—	3.4	—	8.9
Impairment of goodwill	15.7	—	15.7	—
Impairment of other intangibles	3.7	—	3.7	—
Gain from sale of Roanoke plant	—	—	—	(44.5)

Operating income	(18.5)	(0.7)	(6.6)	45.7
Other (income) expense, net	(0.1)	1.7	(0.2)	1.1

Income before interest and income taxes	(18.4)	(2.4)	(6.4)	44.6
Interest expense, net	8.9	9.1	25.3	29.6

Income (loss) before income taxes	(27.3)	(11.5)	(31.7)	15.0
Income tax provision (benefit)	33.4	(5.0)	32.1	5.3

Net income (loss)	$(60.7)	$(6.5)	$(63.8)	$9.7

(1)	Net revenue represents gross sales less product returns, customer allowances and discounts, all generated in the ordinary course of business.

Net Revenue

For the three months ended September 30, 2007, total net revenue decreased $15.2 million, or 7.8%, to $179.4 million from $194.6 million in the corresponding period of the prior year. The net revenue decrease is due primarily to a decrease in North America furnishings net revenue of $24.2 million and a decrease in North America industrial products net revenue of $4.2 million. The segment decreases were partially offset by an increase in North America geosynthetics net revenue of $5.4 million, an increase in concrete fiber net revenue of $2.4 million, an increase in Europe net revenue of $0.6 million and an increase in Brazil net revenue of $4.8 million from the corresponding period in the prior year.

For the nine months ended September 30, 2007, total net revenue decreased $73.5 million, or 12.4%, to $517.8 million from $591.3 million in the corresponding period of the prior year. This net revenue decrease is due to a decrease in North America furnishings net revenue of $90.9 million and a decrease in North America industrial products net revenue of $11.3 million. The segment decreases were partially offset by an increase in North America geosynthetics net revenue of $3.5 million, an increase in concrete fiber net revenue of $9.8 million, an increase in Europe net revenue of $3.5 million and an increase in Brazil net revenue of $11.9 million from the corresponding period in the prior year.

For the three months ended September 30, 2007, North America furnishings net revenue decreased $24.2 million, or 29.5%, to $57.7 million from $81.9 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, North America furnishings net revenue decreased $90.9 million, or 33.5%, to $180.5 million from $271.4 million in the corresponding period of the prior year. The net revenue decrease for the three and nine months ended September 30, 2007 was primarily due to volume decreases in carpet backing resulting primarily from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., which began in 2005, and have impacted revenues since that time. Previous to the backward integration, these companies were two of our largest customers and the backward integration efforts reduced the potential merchant market demand for our furnishings products. In addition, the furnishings segment continues to experience significant overall market declines in line with the downturn in housing construction, and competition from imports, both negatively impacting revenues. Partially offsetting these effects was the successful partial pass-through of higher raw material costs during the first nine months of 2007, and the inclusion of SI’s furniture and bedding and carpet backing revenues for the nine months of 2007 versus the eight months of 2006 as a result of the January 31, 2006 SI acquisition.

For the three months ended September 30, 2007, North America geosynthetics net revenue increased $5.4 million, or 13.4%, to $45.8 million from $40.4 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, North America geosynthetics net revenue increased $3.5 million, or 3.1%, to $114.9 million from $111.4 million in the corresponding period of the prior year. The net revenue increase for the three and the nine months ended September 30, 2007 compared to the same prior year period was due primarily to increased market share and the inclusion of SI’s geosynthetics revenue for the nine months of 2007 versus the eight months of 2006 as a result of the January 31, 2006 SI acquisition. Partially offsetting these increases was lower overall market demand due to the decreased economic climate related to the downturn in the housing market.

For the three months ended September 30, 2007, North America industrial products net revenue decreased $4.2 million, or 21.5%, to $15.3 million from $19.5 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, North America industrial products net revenue decreased $11.3 million, or 19.7%, to $46.1 million from $57.4 million in the corresponding period of the prior year. The decrease in net revenue for the three and nine months ended September 30, 2007 was due to lower demand of certain industrial packaging, including house wrap product, and recreation products due to the increase of imports and the decline in the segment’s general economic climate as related to the decline in the housing market. This decrease was partially offset by the inclusion of SI’s industrial products revenues for the nine months of 2007 versus the eight months of 2006 as a result of the January 31, 2006 SI acquisition.

For the three months ended September 30, 2007, North America concrete fiber net revenue increased $2.4 million, or 13.1%, to $20.7 million from $18.3 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, North America concrete fiber net revenue increased $9.8 million, or 20.4%, to $57.8 million from $48.0 million in the corresponding period of the prior year. For the three and nine months ended September 30, 2007, the increase in concrete fiber sales over the same prior year periods related primarily to higher sales volumes outside of North America where we have not experienced the negative impact of the slowdown in the housing sector. In addition, the net revenue increase relates to the inclusion of nine months of revenues during 2007 versus the eight months of revenue during 2006 as a result of the January 31, 2006 SI acquisition. Partially offsetting the revenue increase is the negative impact of lower overall market demand in line with general economic conditions for the concrete segment in the United States driven primarily by the decline in the housing market.

For the three months ended September 30, 2007, Europe net revenue increased $0.6 million to $25.0 million from $24.4 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, Europe net revenue increased $3.5 million, or 4.7%, to $78.7 million from $75.2 million in the corresponding period of the prior year. The increase in net revenue for the three and nine months ended September 30, 2007 compared to the same prior year period was primarily due to favorable exchange rates in 2007 and to a lesser extent, to the partial pass-through to customers of higher raw material costs. Current year net revenue volumes decreased from the prior year due to capacity reductions at the facility in Germany and the Company’s prior year inventory reduction efforts.

For the three months ended September 30, 2007, Brazil net revenue increased $4.8 million, or 47.5%, to $14.9 million from $10.1 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, Brazil net revenue increased $11.9 million, or 42.7%, to $39.8 million from $27.9 million in the corresponding period of the prior year. The increase in net revenue for the three and nine months ended September 30, 2007 compared to the same prior year periods related primarily to improved general commercial activity, which positively impacted revenues, specifically the agricultural sector into which many of our products are sold. Due to the improvement in the economic environment, we were able to successfully pass through increased raw material costs to increase average selling prices compared to the end of the prior year. The increase in net revenue for the three and nine months ended September 30, 2007, also related to favorable exchange rates during 2007 compared to the same prior year periods.

Cost of Sales

For the three months ended September 30, 2007, cost of sales decreased $4.4 million, or 2.7%, to $155.9 million from $160.3 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, cost of sales decreased $55.5 million, or 11.4%, to $432.9 million from $488.4 million in the corresponding period of the prior year. As a percentage of net revenue, cost of sales increased to 86.9% for the three months ended September 30, 2007 from 82.4% in the corresponding period of the prior year and cost of sales increased to 83.6% for the nine months ended September 30, 2007 from 82.6% in the corresponding period. The decrease in cost of sales dollars for the three and nine months ended September 30, 2007, compared to the same prior year period reflects volume decreases in carpet backing resulting from the backward integration efforts of Shaw Industries and Mohawk Industries, Inc., formerly two of our largest customers. In addition, the decrease in cost of sales dollars results from volume reductions related to the downturn in the economic climate related to the housing market, which negatively impacts our operating segments, partially offset by the inclusion of operations for the nine months of 2007 versus the eight months of 2006 related to the SI acquisition on January 31, 2006.

For the three and nine months ended September 30, 2007 compared to the same prior year period, the increase in cost of sales as a percentage of revenue relates primarily to production inefficiencies in our primary non-woven manufacturing operation related to equipment relocation as part of our manufacturing optimization efforts and to increases in our raw material costs. This increase was partially offset by margin improvements related to manufacturing efficiencies in certain of our remaining segments, by product mix and by our continuous improvement initiatives to decrease overall operating costs. Cost of sales for the first nine months of 2006 also included a $7.7 million inventory fair value adjustment in the first quarter of 2006 associated with the 2006 SI acquisition.

Selling, General and Administrative

For the three months ended September 30, 2007, selling, general and administrative expenses decreased $5.1 million to $22.0 million from $27.1 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, selling, general and administrative expenses decreased $8.0 million to $70.6 million from $78.6 million for the nine months ended September 30, 2006. As a percentage of net revenue, selling, general and administrative expenses for the three months ended September 30, 2007 decreased to 12.3% from 13.9% in the same prior year period. As a percentage of net revenue, selling, general and administrative expenses increased to 13.6% in the nine months ended September 30, 2007 from 13.3% in the prior year.

For the three and nine months ended September 30, 2007 compared to the same prior year period, the decrease in selling, general and administrative expense dollars primarily reflects the lower costs due to the elimination of redundant selling, general and administrative costs as a result of the integration of SI, reduction in the workforce associated with the sale of the Roanoke facility and in the third quarter of 2007, the elimination of the Company’s accrual for the incentive bonus plan related to financial performance. Also, in response to the market declines negatively impacting revenues during 2007, where possible, the Company has taken action to further reduce selling, general and administrative expenses. Partially offsetting the decrease in selling, general and administrative expense for the nine months ended September 30, 2007 compared to the same prior year period, is the inclusion of the concrete segment, which has higher selling expense, for nine months in 2007 compared to eight months in 2006 following the SI acquisition on January 31.

In-Process Research and Development

For the nine months ended September 30, 2007, there was not an in-process research and development charge. For the nine months ended September 30, 2006, as part of the SI acquisition, there was an in-process research and development charge of $3.7 million.

Pension curtailment gain

For the three and nine months ended September 30, 2007, the Company recorded a settlement loss of $0.7 million resulting from lump-sum distributions to former employees during 2007 from its U.S. pension plans. For the three months ended September 30, 2006, the Company recorded a settlement loss of $0.6 million related to lump-sum distributions to former employees from the hourly and salaried U.S. pension plans. For the nine months ended September 30, 2006, the gain on curtailment of pension plans, net of settlement loss, was a net expense of $0.2 million.

Restructuring and Other Similar Costs

For the three months ended September 30, 2007, we reduced restructuring expense related to unused relocation accruals expensed in previous quarters, by $0.1 million, resulting in income for restructuring during the quarter related to the North America plant consolidation. For the nine months ended September 30, 2007, restructuring and other similar costs were $0.8 million related primarily to ongoing facility optimization plans for North America. The restructuring costs for the three and nine months ended September 30, 2007, are attributable to the furnishings and geosynthetics segments, primarily related to North America plant consolidation. Comparatively, restructuring and similar costs totaled $3.9 million and $10.3 million for the three and nine months ended September 30, 2006, related primarily to severance costs to eliminate redundant selling, general and administrative overhead costs created by the SI acquisition.

Impairment of Goodwill

For the three and nine months ended September 30, 2007, the Company recorded an impairment loss for goodwill of $15.7 million in income from operations. By operating segment, impairment loss for goodwill for the concrete, industrial and geosynthetics segments was $3.3 million, $5.1 million and $7.3 million, respectively. (See Note 5 to the consolidated financial statements included in this report for further information regarding these impairments).

Impairment of Other Intangibles

For the three and nine months ended September 30, 2007, the Company recorded an impairment loss for the customer relations intangible of $3.7 million in income from operations. By operating segment, impairment loss for the customer relations intangible for the concrete and industrial segments was $2.1 million and $1.6 million, respectively. (See Note 5 to the consolidated financial statements included in this report for further information regarding these impairments).

Impairment of Property, Plant and Equipment

For the three and nine months ended September 30, 2007, there were no impairments of property, plant and equipment. Impairment of property, plant and equipment was $3.4 million and $8.9 million for the three and nine months ended September 30, 2006 related to the Seneca, South Carolina facility closure, impairment of land improvements and buildings, and impairment of equipment, which was not relocated to another plant.

Income (loss) Before Interest and Income Taxes

For the three months ended September 30, 2007, loss before interest and taxes increased $16.0 million to a loss of $18.4 million from a loss of $2.4 million for the three months ended September 30, 2006. The increase in loss before interest and income taxes for the third quarter of 2007, compared to the third quarter of the prior year, relates primarily to the impairment of goodwill and intangibles of $19.4 million recorded in the third quarter of 2007. The results for the three months ended September 30, 2007, also included income for restructuring of $0.1 million as result of reduced restructuring expense related to unused relocation accruals expensed in previous quarters for the North America plant consolidation. For the three months ended September 30, 2006, the Company recorded acquisition integration and restructuring charges of $10.3 million.

For the three months ended September 30, 2007, excluding impairment losses, acquisition integration and restructuring costs, income before interest and taxes decreased to $0.9 million from $7.9 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, excluding impairment losses and restructuring costs, North America furnishings had segment income of $3.6 million, North America industrial products had segment income of $0.1 million, concrete fiber had segment income of $1.3 million and Brazil had segment income of $1.0 million. The segment income was offset by segment loss for North America geosynthetics of $4.9 million, and segment loss for Europe of $0.2 million.

For the nine months ended September 30, 2007, loss before interest and taxes changed $51.0 million to a loss of $6.4 million from income of $44.6 million for the nine months ended September 30, 2006. The change in loss before interest and income taxes for the nine months ended September 30, 2007, compared to the same prior year period related primarily to the impairment of goodwill and intangibles of $19.4 million recorded in the third quarter of 2007 and the gain on the sale of the Roanoke facility of $44.5 million in 2006. The results for the nine months ended September 30, 2007, included restructuring expense of $0.8 million, while the nine months ended September 30, 2006, included acquisition integration and restructuring charges of $35.8 million.

For the nine months ended September 30, 2007, excluding impairment losses, acquisition integration and restructuring costs, income before interest and taxes decreased to $13.8 million from $35.9 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, excluding impairment losses and restructuring charges North America furnishings had segment income of $20.1 million, Europe had segment income of $3.5 million and Brazil had segment income of $2.4 million. The segment incomes, excluding impairment losses and restructuring costs, for the nine months ended September 30, 2007, were offset by segment loss for North America industrial products of $2.4 million, segment loss for North America geosynthetics of $8.0 million and segment loss for concrete fiber of $1.8 million.

For the three months ended September 30, 2007, North America furnishings segment income decreased $0.9 million, to $3.7 million from $4.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, North America furnishings segment income increased $0.1 million, to $19.7 million from $19.6 million for the nine months ended September 30, 2006. Restructuring costs for the three months ended September 30, 2007, included the reduction of unused relocation expense, or income, of $0.1 million, and acquisition integration and restructuring charges were $3.1 million for the three months ended September 30, 2006. Restructuring costs for the nine months ended September 30, 2007 and 2006, which negatively impacted segment income were $0.4 million and $13.6 million, respectively.

Excluding acquisition integration and restructuring charges for the three months ended September 30, 2007, North America furnishings segment income was $3.6 million compared to segment income of $7.7 million for the three months ended September 30, 2006. Excluding acquisition integration and restructuring charges for the nine months ended September 30, 2007, North America furnishings segment income was $20.1 million compared to segment income of $33.2 million for the three months ended September 30, 2006. The decrease in segment income for 2007 compared to 2006 was due to lower volumes resulting from the sale of our Roanoke facility as part of the North America carpet industry restructuring, which began in 2005, wherein the two largest carpet manufacturers back-integrated significantly into carpet backing manufacturing. In addition, the furnishings segment continues to experience a decline in the general economic environment related to the declining new housing starts and home remodeling. The change in segment results was partially offset by the inclusion of nine months of SI operations for 2007 compared to eight months in 2006 related to the acquisition of SI on January 31, 2006.

For the three months ended September 30, 2007, North America geosynthetics segment loss increased $10.4 million to a segment loss of $12.2 million from segment loss of $1.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, North America geosynthetics segment loss increased $9.3 million to a loss of $15.7 million, compared to segment loss of $6.4 million for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, the geosynthetics segment incurred impairment loss on goodwill of $7.3 million. For the three months ended September 30, 2006, the geosynthetics segment incurred acquisition integration and restructuring charges of $2.6 million. For the nine months ended September 30, 2007, the geosynthetics segment incurred restructuring costs of $0.4 million, and for the nine months ended September 30, 2006, the geosynthetics segment incurred acquisition integration and restructuring charges of $9.7 million.

For the three months ended September 30, 2007, excluding impairment losses and acquisition integration and restructuring costs, North America geosynthetics had segment loss of $4.9 million compared to segment income of $0.8 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, excluding impairment losses, acquisition integration and restructuring costs, the geosynthetics segment loss was $8.0 million compared to segment income of $3.3 million for the nine months ended September 30, 2006. Excluding impairment losses for 2007 and acquisition integration and restructuring charges for 2006, the decrease in geosynthetics segment results was due primarily to manufacturing inefficiencies in our primary non-woven manufacturing operation, the inability to fully pass through raw material costs to our customers to maintain spreads, as well as the general weakness in demand and volume losses after two large customers were acquired and subsequently realigned their suppliers. The geosynthetics segment also experiences intense competition, both domestically from local manufacturers, and from imports. The geosynthetics segment has increased volumes for the three and nine months ended September 30, 2007 compared to the same prior year periods, partially offsetting the decrease in segment income. (The term “spread” is defined in Note 13 of the accompanying Notes to Condensed Consolidated Financial Statements.)

For the three months ended September 30, 2007, North America industrial products segment loss increased $3.7 million to segment loss of $6.6 million from a segment loss of $2.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, North America industrial products segment loss increased $3.7 million to segment loss of $9.1 million from segment loss of $5.4 million for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, the North America industrial products segment incurred goodwill and intangibles impairment losses of $6.7 million. The North America industrial products segment was not impacted by restructuring expenses in 2007. The three and nine months ended September 30, 2006 were negatively impacted by $2.4 million and $4.8 million, respectively, in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense.

For the three months ended September 30, 2007, excluding impairment losses, acquisition integration and restructuring charges, North America industrial products segment income was $0.1 million compared to segment loss of $0.5 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, excluding impairment losses, acquisition integration and restructuring charges, segment loss was $2.4 million compared to segment loss of $0.6 million for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, excluding impairment losses, the segment loss was due to decreases in certain packaging and recreation volumes as a result of lost market share to imports and the decline in the segment’s general economic climate, driven primarily by the decline in the housing market. The loss from the prior year was partially offset by the inclusion of SI’s industrial products operations for the post January 31, 2006 period.

For the three months ended September 30, 2007, North America concrete fiber segment loss increased $3.9 million to segment loss of $4.1 million from segment loss of $0.2 million for the three months ended September, 30, 2006. For the nine months ended September 30, 2007, North America concrete fiber segment loss decreased $3.1 million to segment loss of $7.2 million from segment loss of $10.3 million for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, the North America concrete fiber segment incurred impairment losses related to goodwill and intangibles of $5.4 million. The North America concrete fiber segment was not impacted by restructuring expenses in 2007. The three and nine months ended September 30, 2006 were negatively impacted by $2.2 million and $7.7 million in allocations of acquisition integration and restructuring charges recorded in cost of sales and as operating expense. The concrete fiber segment was acquired on January 31, 2006, as part of the SI acquisition.

For the three months ended September 30, 2007, excluding impairment losses, acquisition integration and restructuring charges, the North America concrete fiber segment income was $1.3 million compared to segment income of $2.0 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, excluding impairment losses, concrete fiber segment loss was $1.8 million compared to segment loss of $2.6 million for the nine months ended September 30, 2006, excluding acquisition integration and restructuring charges. The decrease in the North America concrete segment income for the current quarter compared to the corresponding prior year quarter, and the decrease in the segment loss for the nine months ended September 30, 2007 compared to the same prior year period, was due primarily to the decline in domestic volumes due to the segment’s general economic climate, which was partly offset by improved volumes outside of the United States.

For the three months ended September 30, 2007, Europe segment results improved $1.7 million to segment loss of $0.2 million from segment loss of $1.9 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, Europe segment income increased to $3.5 million from $1.8 million for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, compared to the same periods of 2006, Europe continued to benefit from previous restructuring and efficiency initiatives and the partial pass through of higher raw material costs for certain of its product lines. In addition, the restructuring and efficiency initiatives enabled Europe to minimize the normal manufacturing inefficiencies related to the summer shutdown to positively impact operating results for the third quarter of 2007.

For the three months ended September 30, 2007, Brazil segment income increased $1.2 million to a segment income of $1.0 million from segment loss of $0.2 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, Brazil segment income increased $1.6 million to a segment income of $2.4 million from income of $0.8 million in the corresponding period of the prior year. The segment income increased for both the three and nine months ended September 30, 2007, from the same prior year periods primarily due to a general improvement in the overall agricultural demand in line with a more robust economic environment, the partial pass through of higher raw material costs, and the effect of exchange rates.

Interest Expense, Net

For the three months ended September 30, 2007, interest expense, net of interest income decreased to $8.9 million from $9.1 million in the corresponding period of the prior year. For the nine months ended September 30, 2007, interest expense, net of interest income decreased to $25.3 million from $29.6 million in the corresponding period of the prior year. In April 2006, we used the after-tax proceeds from the sale of the Roanoke, Alabama facility to repay the entire $50.0 million bridge loan and to repay $11.5 million of the $260.0 million term loan facility, both of which were outstanding during the first quarter of 2006. In addition, in January 2007, we voluntarily paid an additional $20.0 million of the term loan facility.

Income Tax Benefit and Expense

For the three months ended September 30, 2007, the Company recorded income tax expense of $33.4 million related to a loss before income taxes of $27.3 million, compared to an income tax benefit of $5.0 million recorded in the corresponding period of the prior year related to a loss before income taxes of $11.5 million. For the nine months ended September 30, 2007, the Company recorded income tax expense of $32.1 million related to a loss before income taxes of $31.7 million, compared to an income tax expense of $5.3 million related to income before income taxes of $15.0 million in the corresponding period of the prior year. The increase in tax expense for the three and nine months ended September 30, 2007, compared to the same prior year periods, related primarily to a valuation allowance recorded as tax expense against domestic deferred tax assets of $29.6 million. For the three and nine months ended September 30, 2007, the remaining tax expense relates primarily to income from our foreign operations. We do not expect the full year effective tax rate to change significantly due to the relative contributions of taxable income and loss of our foreign and domestic locations and we do not expect to make cash tax payments related to 2007.

Liquidity and Capital Resources

The Company reported net losses of $60.7 million and $63.8 million for the three and nine months ended September 30, 2007, respectively, and cash used by operating activities was $0.3 million for the nine months ended September 30, 2007. In addition, for the three and nine months ended September 30, 2007, the Company recorded impairment loss on goodwill of $15.7 million, impairment loss on long-lived assets of $3.7 million and tax expense of $33.4 million and $32.1 million, respectively, related primarily to valuation reserves on deferred tax assets.

The Company has experienced a decline in revenue for each of the first three quarters of 2007 compared to the same prior year periods. Volume decreases in the furnishings segment resulted primarily from the backward integration efforts, which began in 2005, of two of our largest, now former, customers, which reduced the potential merchant market demand for our furnishings products. Our industrial products, geosynthetics and furnishings segments have all been negatively impacted by the significant downturn in the housing market, which is not expected to begin recovery until late 2008. Increasing oil prices negatively impact the cost of our primary raw material, polypropylene resin, a plastic derived from petroleum. In addition, the Company’s segments must compete against an increasing level of imports into the markets they serve, making it difficult to pass through increasing raw material costs. These conditions have negatively impacted current year revenues and the expected revenue growth of the Company’s domestic operating segments for the next two years.

At September 30, 2007, and as of the date of this filing, we were not in compliance with the two leverage ratio covenants under the Second Amendment to the Credit Agreement. We are currently in default under the Credit Agreement and in negotiations with our lenders in order to resolve the issue of non-compliance. Upon an event of default, the lenders may, (a) reduce the aggregate amount of the obligations, (b) declare all or any portion of the obligations to be immediately due and payable, and (c) terminate future advances. In addition, the terms of the Credit Agreement state that after the occurrence of default, the Company may not elect to have line of credit borrowings be made or maintained as a LIBOR loan after expiration of the interest period. As of September 30, 2007, the Company had $230.6 million of borrowings outstanding under the Credit Agreement. As a result of our default, this amount has been classified as current on the consolidated balance sheet. If the lenders exercise their right to accelerate the indebtedness or foreclose on collateral under the Credit Agreement, it would have a material adverse effect on the Company. At September 30, 2007, the balance of unamortized deferred financing costs that may be required to be written-off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is accelerated or otherwise extinguished, was $3.8 million. The deferred financing costs associated with the debt under the Credit Agreement are classified as current deferred charges.

The Company has notified the Administrative Agent of its non-compliance in accordance the Credit Agreement, and the Administrative Agent and the lenders under the Credit Agreement have indicated a willingness to work with the Company to resolve the issue of non-compliance. To proactively address the issue of non-compliance and to provide strategic advice related to its indebtedness, on October 23, 2007, the Company engaged Houlihan Lokey Howard & Zukin Capital, Inc. (“Houlihan Lokey”) as its exclusive advisor. Houlihan Lokey will assist the Company as it negotiates with its current lenders and will provide strategic and tactical recommendations to successfully address the long-term financing needs of the Company. No assurance of a successful resolution of these matters can be given as of the date of this report. The Company has not been notified by the lenders of their intent to exercise the right to accelerate the debt under the default provisions of the Credit Agreement.

Our primary cash needs are for working capital, capital expenditures, tax payments and debt payments. Our forecasted capital spending for 2007 is approximately $9.0 million, of which $5.4 million has been spent. We finance our cash requirements through cash generated from operations, and as necessary, with funds from our revolving credit facility. As of September 30, 2007, and as of the date of this filing, we are in default under our Credit Agreement due to non-compliance with certain of our financial covenants (see Note 11 to our consolidated financial statements included in this report). Under our Credit Agreement, an event of default precludes us from receiving additional loans from the revolving credit facility while in default. As of September 30, 2007, we had $20.0 million in borrowings from our revolving credit facility. We believe that our current working capital and cash flows generated from future operations will be sufficient to meet our working capital and capital spending requirements through at least December 2007.

Net working capital is comprised of current assets less restricted cash, minus current liabilities, excluding current maturities of long-term debt and accrued interest. We had net working capital of $225.1 million at September 30, 2007, and $225.3 million at December 31, 2006.

At September 30, 2007, we had $45.5 million of cash and cash equivalents.

We used cash from operations of $0.3 million for the nine months ended September 30, 2007, compared to cash provided by operations of $34.5 million in the nine months ended September 30, 2006. For the nine months ended September 30, 2006, cash flow from operations was attributable primarily to the net income, adjusted for depreciation and amortization and the change in operating assets and liabilities. The use of cash for the nine months ended September 30, 2007 related primarily to net operating loss.

Cash used in investing activities was $4.7 million in the nine months ended September 30, 2007, compared to cash used in investing activities of $165.0 million in the nine months ended September 30, 2006. Capital expenditures decreased to $5.4 million in the nine months ended September 30, 2007, from $8.4 million in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, compared to the comparable prior year period, the decrease in cash used for investing activities relates primarily to the cash used in investing for the acquisition of SI in January 2006.

Cash used by financing activities was $7.5 million in the nine months ended September 30, 2007, related primarily to repayment of our credit facility, compared to cash provided by financing activities of $131.6 million for the nine months ended September 30, 2006. In 2006, the cash generated relates to additional indebtedness to fund the SI acquisition.

Senior Secured Credit Facility

On January 31, 2006, we entered into a new Credit Agreement to refinance our prior credit facility and to raise additional funds for the SI acquisition. The new Credit Agreement, which matures on July 31, 2012, provides for a $360.0 million senior credit facility, comprised of a $260.0 million term loan facility, a $50.0 million revolving credit facility and a $50.0 million bridge loan facility. We repaid the $50.0 million bridge loan facility in April, 2006. The Credit Agreement requires stated principal payments quarterly. Prior to the Second Amendment, at management’s discretion, the loan accrued interest at either, LIBOR plus 2.25% or a base rate plus 1.25%, where the base rate equaled the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. Payments of interest for borrowings at the base rate are due each quarter. Payments of interest for borrowings at a LIBOR rate are due on the maturity date of the LIBOR contract. The availability under the credit facility is subject to a monthly borrowing base calculation based upon inventories and accounts receivable. The credit facility is guaranteed by Propex Holdings Inc., our parent corporation, and our domestic subsidiaries. It is also secured by a first priority lien on our domestic subsidiaries’ real and personal property including a pledge of all the capital stock of our domestic subsidiaries and 66.0% of the capital stock of our foreign subsidiaries.

On January 26, 2007, we entered into the Second Amendment to Credit Agreement and Limited Waiver with the lenders, BNP Paribas, as Administrative Agent, and the Company’s parent corporation and certain of its subsidiaries, as Credit Support Parties. The Second Amendment waived our compliance with the financial covenants contained in the Credit Agreement for the fourth quarter of 2006, adjusted the financial covenants for the following five quarters ending March 31, 2008, increased the interest rate by 0.75% to LIBOR plus 3% or a base rate plus 2%, and at our option, we repaid $20.0 million of debt outstanding under the credit facility from cash on hand.

Under terms of the Credit Agreement, at management’s discretion, the loan bears interest at either LIBOR plus 3.0% or a base rate plus 2.0%, where the base rate equals the higher of the prime rate or the Federal Funds interest rate. Mandatory prepayments are required under certain conditions and voluntary prepayments are allowed at no premium. The Credit Agreement contains affirmative and negative covenants customary for this type of financing, including but not limited to, financial covenants related to a minimum interest coverage, maximum capital expenditures, minimum fixed charge coverage, minimum EBITDA, as defined in the credit agreement, and a maximum total leverage ratio. The Credit Agreement includes negative covenants that restrict our ability to, among other things, incur additional indebtedness, incur liens, guarantee obligations, pay dividends or make redemption or make voluntary payments on subordinated debt, engage in mergers and make acquisitions, sell assets, enter into sale leaseback transactions, and engage in certain types of transactions with affiliates.

The revolving credit facility accrues interest and is payable under the same terms as the senior secured term loan. Commitment fees, assessed at 0.5% of the unused borrowings, less open letters of credit, are payable quarterly. The revolving credit facility also includes a sublimit of $20.0 million for the issuance of letters of credit. As of September 30, 2007, there was $20.0 million drawn on the revolver and there were $7.4 million of letters of credit outstanding. The amounts available under our revolving credit facility are subject to a monthly borrowing base calculation, which is based on a portion of outstanding inventory and accounts receivable.

As a result of our default under the Credit Agreement, the Company is precluded from additional borrowings from the revolving credit facility while in default. In addition, the terms of the Credit Agreement state that after the occurrence of default, the Company may not elect to have line of credit borrowings be made or maintained as a LIBOR loan after expiration of the interest period. As portions of our borrowings under LIBOR interest rate agreements expire, these borrowings will be at the base rate as defined by the Credit Agreement, plus 2%. If not for the event of default, as of September 30, 2007, in consideration of our borrowing base calculation and outstanding letters of credit, we would have had $22.6 million of available borrowings under our $50 million revolving credit line. At September 30, 2007, the balance of unamortized deferred financing costs that may be required to be written-off in the event that a waiver or restructuring of terms cannot be negotiated and the debt is accelerated or otherwise extinguished was $3.8 million. The deferred financing costs associated with the debt under the Credit Agreement are classified as current deferred charges.

As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1, 2006, and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, but rather are recording all interest rate swap related income and expense to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20.0 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of September 30, 2007, $190.3 million of our total $380.6 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

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

The indenture that governs the Company’s 10% senior notes does not require maintenance of financial covenants. However, if the borrowings under the Credit Agreement are accelerated by the lenders and such acceleration is not rescinded or cured within 20 days of the Company’s receipt of notice of acceleration, the trustee under the indenture or the holders of at least 25% of the principal amount of the 10% senior notes have the right to declare the $150.0 million principal and any accrued interest on the 10% senior notes to be immediately due and payable.

Critical Accounting Estimates

In preparing our financial statements in conformity with GAAP, management must make decisions that impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, our management evaluates its estimates, including those related to retirement benefits, allowance for doubtful accounts, impairment of long-lived assets, impairment of intangibles, income taxes, litigation and contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material. Management believes monitoring changes in critical accounting estimates is important to the fair presentation of our financial condition and results of operations because they can require management’s more significant judgments and estimates in the preparation of our consolidated financial statements. Information regarding our accounting policies and estimates that we consider to be “critical” can be found in our annual report on Form 10-K for the year ended December 31, 2006. There have not been any significant changes in these policies or estimates since December 31, 2006.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are exposed to various market risks such as fluctuating raw material costs, fluctuating interest rates and changes in foreign currency exchange rates. As of September 30, 2007, we did not utilize any derivative instruments to manage these raw material pricing or foreign exchange risks. However, as discussed in greater detail below, we entered into an interest rate swap agreement to lock in the interest rate on at least 50% of our bank term loan and 10% Senior Notes due 2012 over the initial three years of the Credit Agreement.

Raw Material Risk. The cost of our commodity raw materials is volatile and has impacted our raw material cost in the current year and could continue to have a significant impact on our profitability. In particular, our business requires the purchase of large volumes of polypropylene, a petroleum derivative. Increases in the cost of this raw material could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. We believe we will be successful in increasing prices to pass along much of this increase in polypropylene costs consistent with historical experience; however, we may not be able to successfully recover all or a significant part of such increased cost.

Our polypropylene is purchased from multiple suppliers. We believe there are generally adequate sources of polypropylene; however, unanticipated termination or interruption of our arrangements with third-party suppliers of polypropylene could have a material adverse effect on us. Extreme weather conditions, such as the 2005 hurricanes affecting the U.S. Gulf Coast, can adversely affect our ability to supply products to our customers and negatively impact the availability of polypropylene for certain time periods. In the past, our long-term relationships with a broad base of suppliers has enabled us to obtain all our needed polypropylene supply; however there may be future situations when we may not be able to do so. We currently have established relationships with multiple polypropylene suppliers for all our expected raw material needs, where most pricing is determined by monthly negotiations on market pricing, possibly with a significant impact on margins.

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

Interest Rate Risk. A significant amount of our debt bears interest at variable rates. As required by our new Credit Agreement, on May 1, 2006, we entered into an interest rate swap agreement to lock in the interest rate on a portion of our bank term loan over the initial three years of the new Credit Agreement. The notional amount of the interest rate swap equaled $49.3 million on May 1 and gradually declines consistent with the Credit Agreement repayment schedule to the notional amount of $30.6 million in June 2009 when the swap contract expires. We have not applied hedge accounting treatment to the interest rate swap under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, but rather are recording all interest rate swap related income and expenses to interest expense in the Condensed Consolidated Statement of Operations as they occur. After taking into consideration our $61.5 million debt repayment on April 4, 2006, the $20.0 million credit facility repayment on January 26, 2007, and the interest rate swap principal as of September 30, 2007, $190.3 million of our total $380.6 million indebtedness, or 50%, is subject to a variable interest rate. The fair value of the interest rate swap is included in current liabilities on the balance sheet.

As a result of our default under the Credit Agreement, the Company is precluded from additional borrowings from the revolving line of credit while in default. In addition, the terms of the Credit Agreement state that after the occurrence of default, the Company may not elect to have line of credit borrowings be made or maintained as a LIBOR loan after expiration of the interest period. Upon expiration of the LIBOR agreement, outstanding borrowings will be at the base rate as defined by the Credit Agreement, plus 2%. Except for the event of default, as of September 30, 2007, in consideration of our borrowing base calculation and outstanding letters of credit, we had $22.6 million of available borrowings under our $50.0 million revolving credit line.

A hypothetical 10.0% increase or decrease in the applicable interest rates as of September 30, 2007 would change the quarterly cost of financing on our variable rate debt by $0.5 million.

Seasonality. We have historically experienced, and expect to continue to experience, seasonal and quarterly fluctuations in net revenue and operating income. Homebuilding, civil engineering projects and the agricultural cycle all are subject to seasonal influences, characterized by stronger sales during the spring and summer months than in the fall and winter months. Normally, pre-season inventory builds, along with stronger sales during the spring and summer months, combine to favorably impact the first and second quarter results. Our European operations typically experience lower third quarter revenues due to the traditional late-summer holiday.

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

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond management’s ability to control or predict. Specific factors that could cause actual results to vary from those in the forward-looking statements include:

•	changes in the price of polypropylene resin, our primary raw material;

•	changes in levels of building construction and remodeling that affect the demand for carpet;

•	our reliance on a limited number of product lines;

•	changes in the structure of the North American carpet backing industry as a result of backward integration and domestic and foreign competition;

•	our ability to acquire new businesses and assets, and integrate those operations into our existing operations;

•	our ability to achieve cost savings and revenue growth in acquired and existing operations;

•

changes in laws or regulations, third party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or the business of the customers we serve;

•	our ability to retain a skilled labor force;

•	economic, competitive and regulatory conditions and developments;

•	technological developments;

•	capital markets conditions;

•	inflation;

•	foreign currency exchange rates;

•	interest rates;

•	supply of competitive fabrics and fibers from countries with lower cost structures;

•	other factors affecting business plans, including the timing and success of business development efforts;

•	our ability to successfully integrate the SI acquisition, which occurred on January 31, 2006, and to realize the significant projected synergies related to the acquisition; and

•	our ability to successfully negotiate with our lenders and to successfully address the long-term financing needs of the Company related to the September 30, 2007 issue of covenant non-compliance.

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

See Note 12 to our Condensed Consolidated Financial Statements included elsewhere in this report.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s 2006 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

See Propex’s Current Report on Form 8-K filed on October 26, 2007.

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

Date: November 9, 2007

	By:	/s/ Lee McCarter
Lee McCarter
Executive Vice President and Chief Financial Officer